Form 10-K
period 2013-12-31
808 RENEWABLE ENERGY CORP
filed 2014-03-31
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-184319

808 RENEWABLE ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	80-0651522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13888 Harbor Blvd. Ste. 8A
Garden Grove, CA 92843
(Address of principal executive offices and zip code)

Registrant’s Telephone Number, Including Area Code: (714) 891 8282

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of March 24, 2014, the Company’s common stock had not begun to trase and therefore there was no  market value of the voting shares of the registrant held by non-affiliates.  However, an aggregate of 30,631,244 shares of common stock was held directly or by affiliates of the directors and officers of the registrant have been included in the number of shares held by affiliates.

As of March 24, 2014, the registrant’s shares of common stock outstanding were: 68,611,668.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THESE MARKET DATA INCLUDE PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THESE DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

808 RENEWABLE ENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1:  Business

Our Company

808 Renewable Energy Corporation (the “Company”, “we”, “our”) was formed as a Nevada corporation in May 2009 for the purpose of acquiring, developing, owning and managing renewable and efficient energy projects throughout the United States. Before forming 808 Renewable Energy Corporation, we operated 808 Energy 3, LLC, a Nevada limited liability company formed in January 2009 for the purpose of acquiring, re-commissioning and operating distributed generation (“DG”) energy facilities, also known as combined heat and power (“CHP”) plants. On August 20, 2010, 808 Renewable acquired all of the then-outstanding units of membership interest of 808 Energy 3, LLC not then already owned by 808 Renewable, thereby making 808 Energy 3, LLC a wholly-owned subsidiary of 808 Renewable. We also acquired 808 Energy 2, LLC, a Nevada limited liability company formed in August 2008 to acquire the CHP plant located at Pacific Clay Products, Inc. in Lake Elsinore, California. Effective as of June 30, 2011, 808 Renewable acquired all of the then-outstanding units of membership interest of 808 Energy 2, LLC not then already owned by 808 Renewable, thereby making 808 Energy 2, LLC a wholly-owned subsidiary of 808 Renewable.

Being wholly-owned subsidiaries of 808 Renewable immediately before such event, both 808 Energy 3, LLC and 808 Energy 2, LLC were dissolved as of April 23, 2012, at which time all property, rights, privileges, powers and franchises of 808 Energy 3, LLC and 808 Energy 2, LLC vested in 808 Renewable, and all debts, liabilities and duties of 808 Energy 3, LLC and 808 Energy 2, LLC became the debts, liabilities and duties of 808 Renewable.

Our principal executive offices are located at 13888 Harbor Boulevard, Suite 8A, Garden Grove, California 92843. Our telephone number is (714) 891-8282, and our website address is www.808RenewableEnergy.com.

808 Renewable Energy, or the Company, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling. Our business model includes ownership of the equipment that we install at customers' facilities and the sale of the energy produced by these systems to the customers on a long-term contractual basis. We also provide engineering and other professional services to clients who own their own on-site energy systems, but require assistance in their operation and maintenance.

We offer natural gas powered cogeneration systems that are highly reliable and energy efficient. Our cogeneration systems produce electricity from an internal combustion engine driving a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. We also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except that the engine's power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant, positive impact on the environment by reducing the carbon or CO 2  produced by offsetting the traditional energy supplied by the electric grid and conventional hot water boilers.

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced and charge our customers accordingly. We agree to install, operate, maintain and repair our energy systems at our sole cost and expense. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of up to 15 years, with renewable provisions upon the mutual agreement of the parties

For the customers that want to own their CHP system, we offer our “turn-key” option whereby we provide equipment, systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we are also paid a fee to operate the systems and charge for those systems on a negotiated basis.

Item 1A:  Risk Factors.

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. Investors and prospective investors should consider the following risks and the information contained under the heading ''Warning Concerning Forward-Looking Statements'' before deciding whether to invest in our securities.

We are at an emerging operational stage, and our success is subject to the substantial risks inherent in the operation of an emerging business venture.

The execution of our business strategy is in an emerging stage. We have invested in, acquired and developed a limited number of CHP plants and have operated such CHP plants for a limited time. Our business and operations should be considered to be in an emerging stage and subject to all of the risks inherent in the operation of an emerging business venture. Our intended business and operations may not prove to be successful in the future, if at all. Any future success that we might enjoy will depend on many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect on our financial condition, business prospects and operations and the value of an investment in our company.

The sale of cogeneration and cooling equipment has been successfully carried out for more than a decade.  Our On-Site Utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Unresolved issues include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable On-Site Utility business model, and failure to do so would have a material adverse effect on our business and financial performance. The economic viability of our projects depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will be uneconomic. Volatility in one component of the spread, the cost of natural gas could affect our ability to be profitable.

Each additional customer site for our services requires the initial installation and subsequent maintenance and service of equipment to be provided by a team of technicians skilled in a broad range of technologies, including combustion, instrumentation, heat transfer, information processing, microprocessor controls, fluid systems and other elements of DG. If we are unable to recruit, train, motivate, sub-contract, and retain such personnel in each of the regional markets where our business operates we will be unable to grow our business in those markets.

We have incurred losses, and these losses may continue.  Our success depends on the viability of our business model, which is unproven and may be unfeasible.

 Our revenue and income potential are unproven, and our business model is still emerging. 808 Renewable was formed in May 2009. Our business model is based on a variety of assumptions relating to the costs to re-commission the plants, our operating costs and prospective revenue sources, which may not reflect the business and market conditions that we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.
We have incurred losses in each year, since 2009, totaling $15,034,301 through December 31, 2013. There is no assurance that profitability will be achieved in the near term, if at all.

We intend to increase our operating expenses substantially as we pursue our current business strategy. Because we will incur these increased operating expenses before we receive any significant revenue from our efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that our efforts are more expensive than we currently anticipate which would further increase our losses. Also, if our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, then our losses will increase significantly. We are unable to provide any assurance or guarantee that our company will become profitable or generate positive cash flow at any time in the future. Even if we were to achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We are subject to increased costs of production due to rising natural gas prices.

Our operating revenue and profits depend in significant part on our ability to generate energy at prices below those available from larger public utility companies. A significant cost component of CHP energy is the cost of natural gas, which has experienced substantial price fluctuations during recent years. Natural gas prices are affected by a number of factors, most of which are beyond the control of our company.  Fluctuations in natural gas prices may be caused by prolonged or severe weather, constraints in pipeline or delivery systems, diminished reserves and other unforeseen interruptions in supply or increases in demand.  Additionally, natural gas prices may correlate to oil prices, and changes in the price of oil may result in corresponding increases or decreases in natural gas prices.  If we are unable to purchase natural gas at reasonable prices and control the cost of such prices, our gross margins from the sale of energy will be reduced, and we may sustain losses. Controlling natural gas prices will be an operational expense and will reduce net income and profits.

Decreases in electricity prices will reduce our revenue and could result in losses.

Our revenue is generated primarily from the sale of electricity.  Our power purchase agreements generally price electricity at a fixed discount to the price the customer would otherwise pay to its local utility.  If the utility company lowers its price of electricity, the price we charge our customers automatically decreases, and our revenue will decrease accordingly.  Because our contracts do not contain a fixed or minimum price for electricity, substantial reductions in electricity prices by the utilities serving our customers could result in losses as the price declines below our cost of production.

Systems failures and delays could harm our financial performance and expose us to liability.

Our systems and operations are vulnerable to damage or interruption from mechanical failure, human error, natural disasters, power loss, intentional acts of vandalism and similar events. Mechanical or other failures could result in substantial periods of time during which no power is being produced, and no revenue is generated from energy sales. However, during such periods of time we would continue to incur the costs relating to the CHP plant, including (in many cases) rent and maintenance costs.

Our business is geographically concentrated in one area.

To date we have acquired CHP plants located only in California. To the extent that we may acquire additional CHP plants, we currently intend to acquire them only if they are located in California. As a result, our business will not be geographically diversified, and our business may be adversely impacted by economic and demographic factors in the immediately surrounding area, regardless of the economic condition in the nation as a whole.

We are exposed to risks associated with the recent worldwide economic slowdown and related uncertainties.

We plan to expand our level of operations. Slower economic activity, concerns about inflation or deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the general economy and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, especially in the United States. Recent political and social turmoil related to international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We anticipate significant growth in our business, and any inability to manage such growth could harm our business.

Our success will depend, in part, on our ability to manage effectively our growth and expansion. We plan to expand our business significantly. Any growth in or expansion of our business is likely to continue to place a significant strain on our management and administrative resources, infrastructure and systems. In order to succeed, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We also will need to train new employees and maintain close coordination among our executive, accounting, finance and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Our inability or failure to manage our growth and expansion effectively could harm substantially our business and adversely affect our operating results and financial condition.

If we are unable to integrate effectively and efficiently any energy generation facility or project (or any business or operation) that we may acquire in the future, our business may ultimately fail.

Our business strategy includes acquiring energy generation facilities and projects (and possibly energy generation businesses and operations) that provide energy from environmentally-friendly sources. Our capitalization and results of operations may change significantly as a result of future acquisitions, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisition. Unexpected costs or challenges may arise whenever energy generation facilities or projects (or businesses or operations) with different management and technologies are combined. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of acquired facilities or projects (or businesses or operations). Successful acquisitions will require our management and other personnel to devote significant amounts of time to integrating the acquired facilities or projects (or businesses or operations) with our pre-existing operations. These efforts may temporarily distract their attention from day-to-day operations, the development or acquisition of new energy generation facilities or projects and other business opportunities. In addition, the management of any acquired business or operation may not join our management team. Any change in management may make it more difficult to integrate an acquired business or operation with our existing operations. Following an acquisition, we may discover previously unknown liabilities associated with the acquired facility or project (or business or operation) for which we may have no recourse under applicable indemnification provisions.

We also may acquire various products, services or technologies to carry out our business strategy. If we acquire products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

The capital requirements necessary to implement our strategic initiatives could pose additional risks to our business.

The purchase price of possible acquisitions and/or the costs of other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of such financing depend to a large degree on general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which also are beyond our control, such as interest rates and national and local economic conditions. If the cost of obtaining needed financing is too high or the terms of such financing otherwise are unacceptable in relation to the strategic opportunity we are presented with, then we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

Potential investments in or acquisitions of businesses or operations could require the use of a significant amount of our available cash, result in dilution to our stockholders and adversely affect our results of operations.

We may make investments in or acquire businesses and operations. Effecting such investments and acquisitions could require the use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any such issuance could dilute the percentage ownership interest in our company of our existing and future stockholders. In addition, investments and acquisitions may have negative effects on our results of operations due to acquisition-related charges and the amortization of acquired technology and other intangibles. Any of such investment-related and acquisition-related risks or costs could harm our business, operating results and financial condition.

Additional financings will be required to implement our overall business plan. We will need additional capital. Equity financings will dilute the percentage ownership of our existing stockholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any equity financings are unfavorable, the dilutive impact on our stockholders might be severe.

Because environmental protection laws may expose us to significant costs and liabilities, our business may be significantly adversely affected by unexpected environmental and regulatory costs.

Our current and planned operations are and will be subject to federal, state and local laws and regulations relating to the protection of the environment. Although we believe that our operations will comply with applicable environmental regulations, risks of substantial costs and liabilities in connection with environmental matters are inherent in our business. We cannot assure you that we will not incur substantial costs and liabilities. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages and other similar developments could result in substantial costs and liabilities. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the costs of any remediation that may become necessary. We may not have sufficient insurance to cover all environmental risks and costs in the event that an environmental claim is made against us.

If existing regulations and policies and future changes to these regulations and policies present technical, regulatory or economic barriers to the use of alternative energy sources, which we are unable to overcome, our business may fail.

The market for energy generation is heavily influenced by foreign and United States federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Further investment in the research and development of alternative energy sources could be deterred by these regulations and policies, which could result in a significant reduction in the number of environmentally-friendly energy generation facilities or projects (or businesses or operations) available for investment or acquisition.

We anticipate that energy generation facilities and projects will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and to comply with the varying standards. New government regulations or utility policies pertaining to our industry may result in significant additional expenses to us and our customers and resellers (if any) and their customers and, as a result, could cause a significant reduction in demand for our energy generation products, services, capabilities and systems.

If our energy generation products, services, capabilities and systems do not gain market acceptance, we may be prevented from achieving increased revenues and market share, and our business may fail.

The development of a successful market for our environmentally-friendly energy generation products, services, capabilities and systems may be adversely affected by a number of factors, many of which are beyond our control, including:

•
our failure to create or acquire energy generation products, services, capabilities and systems that compete favorably against other energy generation products, services, capabilities and systems on the basis of cost, quality and performance;

•	our failure to generate environmentally-friendly energy that competes favorably against conventional energy sources on the basis of cost, quality and performance;
•	whether or not customers will accept our environmentally-friendly alternatives for energy; and
•	our failure to develop and maintain successful relationships with distributors, system integrators, facility and project developers, resellers (if any)and strategic partners.

If technological changes in the renewable or efficient energy industry render our energy generation products, services, capabilities and systems uncompetitive or obsolete, our market share may decline and cause our business to fail.

The renewable and efficient energy market is characterized by continually changing technology requiring improved features, such as higher quality, increased efficiency, higher energy output and lower price. Our failure to further refine our technology and develop and introduce new energy generation products, services, capabilities and systems could cause our energy generation products, services, capabilities and systems to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The renewable and efficient energy industry is rapidly evolving and competitive. We may need to invest significant financial resources in research and development to keep pace with technological advances in the alternative energy industry and to effectively compete in the future. We believe that a variety of competing technologies are under development by other companies that could result in lower costs or higher performance than those expected for our energy generation products, services, capabilities and systems. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of alternative energy generation products, services, capabilities and systems.

Because the effects of some events are unforeseeable, we may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents or similar events, may substantially decrease the use of and demand for energy generation products, services, capabilities and systems and energy generation facilities and projects, which may decrease our revenues or expose us to substantial liability. We do not have any insurance policy to cover the occurrence of any of such extraordinary events. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economy of the United States. Again, we do not have any insurance policy to cover the occurrence of any of such extraordinary events.

If our business is unsuccessful, our stockholders may lose their entire investment.

Although our stockholders will not be bound by or be personally liable for our expenses, liabilities or obligations beyond their total original investments in our common stock, if we suffer a deficiency in funds with which to satisfy our obligations, our stockholders as a whole may lose their entire investment in our company.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.

We will need to raise additional capital for our business, which will dilute existing stockholders.

Additional financings will be required to implement our overall business plan. We will need additional capital. Equity financings will dilute the percentage ownership of our existing stockholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any equity financings are unfavorable, the dilutive impact on our stockholders might be severe.

Our ability to continue to access capital could be impacted by various factors including general market conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

We may be forced to curtail or discontinue operations if we are unable to obtain, on commercially acceptable terms, additional capital that we may require from time to time in the future to finance our operations and growth.

We will need additional capital to continue and expand our operations and to implement our business strategy. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of our existing energy generation products, services, capabilities and systems. We are unable to provide any assurance or guarantee that additional capital will be available when needed by our company or that such capital will be available under terms acceptable to our company or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities of our company, the percentage of ownership of our company by our company’s stockholders will be reduced, our company’s stockholders may experience additional dilution, and such securities may have rights or preferences senior to those of our common stock. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance energy generation products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. This limitation could, substantially, harm our business, results of operations and financial condition.

Our limited operating history creates substantial uncertainty about future results.

We have limited operating history and operations on which to base expectations regarding our future results and performance. In order to succeed, we must do most, if not all, of the following:

•	raise corporate equity or debt;

•	identify prospective energy generation facilities and projects, negotiate investment or acquisition agreements and raise sufficient capital to consummate the transactions;

•	re-commission non-operating plants, which may require third party engineering services;

•	obtain all required licenses and permits in the states, counties and countries in which we will operate;

•	attract, integrate, retain and motivate qualified management and personnel;

•	successfully execute our business strategies

•	respond appropriately and timely to competitive developments;

•	develop, enhance, promote and carefully manage our identity.

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business strategy or become profitable.

 Our success depends on our ability to maintain and expand our operational and maintenance capabilities.

Our success largely depends on our ability to maintain and expand our ability to re-commission plants and then operate and maintain the projects we acquire or develop. Our in-house capabilities are limited by our small number of employees and limited experience. If we are unable to hire and train qualified employees to successfully re-commission and operate our facilities, we may not be able to efficiently operate the projects. Failure to operate efficiently may result in losses and ultimately the failure of the business and the loss of our stockholders’ entire investment in our company.

Future technology changes may render obsolete various elements of equipment comprising our On-Site Utility installations.
We must select equipment for our projects so as to achieve attractive operating efficiencies, while avoiding excessive downtimes from the failure of unproven technologies. If we are unable to achieve a proper balance between the cost, efficiency and reliability of equipment selected for our projects, our growth and profitability will be adversely impacted.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and, if we are unable to continue our business, our shares may have little or no value.

In its audit opinion issued in connection with our balance sheets as of December 31, 2013 and 2012 and our statements of operations, stockholders’ equity and cash flows for the years then ended, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our lack of working capital. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. Our ability to become a profitable operating company is dependent on obtaining financing adequate to fulfill our research and market introduction activities and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. The doubts relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise the necessary amount of capital.

The Company operates in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us, and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors.
Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us, and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors.

Item 1B:   Unresolved Staff Comments.

None

Item 2:       Properties.

Our leased office and warehouse facility, of 5,486 square feet, is located in Garden Grove CA. Rent is $8,000 per month, on a 15 year lease, from our Chairman, Patrick Carter. We believe that our facilities are appropriate and adequate for our current needs.

Item 3:    Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

 Universal Plant Services of California, Inc. v. 808 Renewable Energy Corporation – On or about February 28, 2012, Universal Plant Services of California, Inc., filed an action against 808 Renewable Energy Corporation alleging claims against the Company on numerous causes of action. In May, 2012, the Company agreed with Universal Plant Services of California, Inc. to settle and mutually release all claims. The Company agreed to pay $31,500 of settlement sum on May 31, 2012 in exchange for Request for Dismissal with Prejudice of the action in its entirety.  The settlement amount was paid in June 2012.

Blanchard Minor Investments, LLC v. Pacific Clay Products, Inc.—Blanchard Minor Investments, LLC (“BMI”) sued Pacific Clay Products Inc. (“Pac Clay”) in California Superior Court for the County of Riverside in March 2010 for breach of contract, claiming that BMI had an interest in, and was owed payment for energy produced by, the distributed energy facility owned by 808 Energy 2 and located on Pac Clay’s property. Each of Pac Clay and 808 Renewable Energy Corporation cross complained against the other. In February 2011, the parties settled and dismissed with prejudice all claims of BMI against both Pac Clay and 808 Energy 2. Pac Clay and 808 Energy 2 dismissed their respective cross complaints and negotiated the terms of a new energy services agreement for the provision of energy services. The litigation was settled in 2012 with no payment obligations by any of the 808 entities.

Item 4:    Mine Safety Disclosures.

Not applicable.

PART II

Item 5:    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Although the United States Security and Exchange Commission declared the Company’s registration statement effective as of January 24, 2014, the Company has not yet determined on which exchange the stock will be listed.

(b) and (c)

Not applicable

Item 6:    Selected Financial Data.

Not applicable.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers’ buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues commence as new energy systems become operational. As of December 31, 2013, we had 6 energy systems operational.

Revenues from operation and maintenance services are recorded when provided and verified.

We have experienced total net losses since inception of approximately $15,034,301.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2013 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2013 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through June 30, 2014.  Beyond June 30, 2014, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

In 2012, we raised $2,794,339 minus $463,350 issuance costs from the sale of common shares, through private placements; $70,000 from the sale of preferred shares, and $900,000 from the sale of a convertible note.  If we are unable to raise additional capital in 2014 we may need to terminate and/or adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

The Company’s operations are comprised of several business segments. The selling of energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements; the sale of professional services to clients that own their own distributed generating and CHP plants.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

On August 8, 2013 the Company entered into a one year revolving line of credit agreement with Patrick Carter the Company’s Chief Executive Officer. Under the terms of the agreement, Mr. Carter agreed to lend to the Company on a revolving line of credit basis a principal amount up to $1,000,000. All sums advanced pursuant to this agreement bear interest, at the rate of 10%, from the date of each advance until repaid in full.  The contract is secured by corporate assets.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

Project assets consist of costs of materials, direct labor, outside contract services and project development costs incurred in connection with the construction of the small-scale renewable energy plants that the Company owns.  Depreciation is, generally, recorded on a straight line basis beginning in the month that operations commence over the assets estimated useful lives ranging from 10 to 20 years. Routine maintenance costs, to the extent that they do not extend the life of the asset, are expensed in the year they are incurred.

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $0 and $655,925 for the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers’ buildings. As of December 31, 2013, the Company had 6 operating energy systems.

Each month, the Company obtains readings from its energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity) from its customers’ local energy utility, and the energy services agreement entered into with each customer, to derive the value of the monthly energy sales, less the applicable negotiated discount.  The Company’s revenues per customer, on a monthly basis, will vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) obtained from its customers’ local energy utility.

The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue on energy systems once those systems become operational. The Company recognizes revenue from the sale of equipment upon installation and recognizes revenue on professional services in accordance with the contract entered into with the customer.

The Company must meet all of the following four criteria in order to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

Impact of New Accounting Pronouncements

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012

Revenues, from the delivery and sale of electricity and related products, including professional services, in the full year of 2013 were $1,060,423 compared to $1,766,558 for the same period in 2012, a decrease of $706,135 or 40.0%. In addition, the Company earned $196,261 from the sale of a project asset. The decrease in revenues was primarily due to a decrease in the number of installed CHP systems operating due to higher fuel costs compared to the same period in 2012. Our CHP Energy Production Revenue in 2013 was $997,302 compared to $1,766,558 for the same period in 2012, a decrease of $769,756.  However our Energy Services revenue in 2013 increased to $63,121 compared to $0 for the same period in 2012.  For the first time, during 2013, the Company performed billable services and recorded revenue from the maintenance of energy systems which it did not itself own. Our Energy Developer revenue in 2013 increased to $196,261 compared to $0 for the same period in 2012.  For the first time, during 2013, the Company recorded revenue from the sale of CHP energy systems which it had purchased and developed.  The revenue from our Energy Developer projects can vary substantially per period.

During the full year of 2013, the Company operated 25 CHP energy systems, representing 7,690,959 kWh of total energy sold, compared to 28 CHP energy systems, representing 10,884,697 kWh of installed electricity plus thermal energy for the same period in 2012, a decrease of 29%. The Energy Production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, in the full year of 2013 were $1,441,967 compared to $1,735,647 for the same period in 2012. Included in the cost of sales was depreciation expense of $343,410 in the full year of 2013, compared to $346,512 for the same period in 2012, a decrease of $3,102, or 0.9%. The cost of fuel was $521,916 in the full year of 2013, compared to $634,438 for the same period in 2012, a decrease of $112,522 primarily due to lower run hours at our CHP plants due to an increase in fuel costs.

During the full year of 2013, our gross margins were -14.7% compared to 1.7% for the same period in 2012, primarily due to the decrease in our CHP plant revenue and the stubbornly high fuel prices during the year. Our CHP energy margins excluding depreciation were at -10.2% in the full year of 2013, compared to 21.4% for the same period in 2012, due primarily to lower operating hours and increased fuel pricing.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the full year of 2013 were $1,011,351 compared to $2,240,737 for the same period in 2012, a decrease of $1,229,386 or 54.8%. The decrease was mainly due to a decrease in management salary and impairment expense

Loss from Operations

The loss from operations in the full year of 2013 was $1,200,496 compared to loss $3,383,706 for the same period in 2012, a decrease of $2,183,210, or 64.5%. The decrease in the operating loss was due to better cost controls, greater Energy Developer and Energy Service revenue, and lower costs at our company owned CHP plants due to lower operation hours in response to an increase in fuel pricing.  Our non-cash compensation expense was $0 in 2013, compared to $750,000 for the same period in 2012.

 Liquidity and Capital Resources

Total current assets at December 31, 2013 were $372,096, a decrease of $627,282, compared to $999,378 at December 31, 2012. Included in current assets were cash and cash equivalents of $197,385, which decreased by $270,696, at December 31, 2013, compared to $468,081 at December 31, 2012.  The decrease in cash and accounts receivable at December 31, 2013 compared to December 31, 2012 was the result of the costs of bringing new plants on line and the operation of existing energy projects. Inventory decreased from $104,987 at December 31, 2012 to $0 at December 31, 2013, as the result of a write down of all remaining inventory.

 Cash used in operating activities was $349,925 in the twelve months ended December 31, 2013 compared to $1,891,890 for the same period in 2012, a decrease of $1,541,965. The decrease is mainly due to a reduction in net loss from operations (after excluding the impact of non-cash expenses) of  $324,694 for the year ended December 31, 2013 as compared to the year ended December 31, 2012 of  $2,263,933. The company’s accounts receivable balance decreased to $126,223 as of December 31, 2013 providing $179,645 of cash for operating activities. Likewise, prepaid expenses decreased as of December 31, 2013 providing $108,550 of cash. Accounts payable increased to $549,777 in the year ended December 31, 2013 compared to $302,136 at December 31, 2012 as a result of decreased operating activity.

Cash used in operating activities for the year ended December 31, 2013 was significantly less than the same period in 2012 reporting a decrease of $1,541,965 from $1,891,890 used for 2012.

During 2013, the investing activities of the company’s operations were for expenditures of $177,176 , to enhance the value of project assets, which after the sale of a plant with a net value of $239,989, resulted in cash creation of $259,074 and the expenditure of $108,750 to purchase property and equipment.

The company generated no funds from the issuance of convertible notes during the year ended December 31, 2013 but did receive $900,000 during the year ended December 31, 2012 . During the year ended December 31, 2012, the company repaid $200,000 of the $3,200,000, in convertible notes that was outstanding and converted the balance of $3,000,000 to 9,090,909 common shares.

The company paid no dividends in year ended December 31, 2013.

During the year ended December 31, 2012, the company obtained proceeds from the sale of preferred shares in the amount of $70,000. No preferred shares were sold during the year ending December 31, 2013.

During the year ended December 31, 2012 the company received proceeds from the sale of common shares in the amount of $2,794,339 and paid out issuance costs of $463,350. No common shares were sold during the twelve months ended December 31, 2013.

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers’ premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond September 30, 2014, we may need to raise additional capital through a debt financing or an equity offering to meet our company’s operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

We anticipate re-commissioning three additional facilities in the third quarter of 2014.  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for all three plants is estimated to be approximately $900,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more of the plants, but the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

Our ability to continue to access capital could be impacted by various factors including general market conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In such case, our company may need to suspend any installation of new CHP plants and significantly reduce its operating costs until market conditions improve.

Seasonality

Our customers generally use additional energy during periods of more extreme temperatures. Accordingly, our revenue generally tends to increase during the summer. The majority of our heating systems sales are in the winter and the majority of our chilling systems sales are in the summer.

Inflation

Inflation will generally cause conventional utility suppliers to increase their rates, and since we bill our customers based on the electric utility rates, our pricing will increase in tandem and positively affect our revenue. However, inflation might cause both our investment and cost of goods sold to increase, thereby lowering our return on investment and depressing our gross margins.

 Off Balance Sheet Arrangements

Our company has no off balance sheet arrangements.

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8:      Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
808 Renewable Energy Corporation
Garden Grove, California

We have audited the accompanying balance sheets of 808 Renewable Energy Corporation (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 808 Renewable Energy Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 31, 2014

808 Renewable Energy Corporation
Balance Sheets

	December 31
	2013	2012

Assets
Current assets
Cash and cash equivalents	$197,385	$468,081
Accounts receivable-net	126,223	326,786
Inventory	-	104,987
Prepaid expenses and other current assets	48,488	99,524
Total current assets	372,096	999,378

Long term assets
Project assets,net	4,882,190	5,288,413
Property, plant and equipment, net	229,689	172,579
Deposits	38,459	28,500
Total long term assets	5,150,338	5,489,492

Total assets	$5,522,434	$6,488,870

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$549,777	$302,136
Finance contracts payable	43,859	57,440
Total current liabilities	593,636	359,576

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
2,215,259 Series A issued and outstanding as of
December 31, 2013 and December 31, 2012	2,215	2,215
Common stock, $0.001 par value, 100,000,000 shares
authorized, and 68,611,668 and 68,624,517 shares issued
and outstanding as of December 31, 2013 and 2012	68,612	68,625
Additional paid in capital	19,892,272	19,892,259
Accumulated deficit	(15,034,301)	(13,833,805)
Total stockholders' equity	4,928,798	6,129,294

Total liabilities and stockholders' equity	$5,522,434	$6,488,870

See accompanying notes to financial statements

808 Renewable Energy Corporation
Statements of Operations

	Year ended December 31
	2013	2012

Revenue, net	$1,060,423	$1,766,558
Gain on sale of project asset	196,261	-
	1,256,684	1,766,558
Cost of goods sold	1,441,967	1,735,647
Gross profit (loss)	(185,283)	30,911

Operating expenses
Accounting fees	101,060	155,421
Telephone and internet	32,296	43,703
Rent expense	112,532	113,338
Travel and entertainment	32,022	18,062
Legal and other professional fees	75,406	233,724
Payroll	331,500	291,926
Insurance	152,316	46,373
Management salary	-	750,000
Impairment expense	-	655,925
Gain on settlement of liability	-	(204,139)
General and administrative expenses	174,219	136,404
Total operating expenses	1,011,351	2,240,737

Loss from operations	(1,196,634)	(2,209,826)

Other expense
Interest expense	3,862	1,173,880

Net loss	(1,200,496)	(3,383,706)

Preferred dividends	-	35,019

Net loss attributable to common stockholders	$(1,200,496)	$(3,418,725)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding
Basic and diluted	68,621,278	60,116,208

See accompanying notes to financial statements

808 Renewable Energy Corporation
Statements of Changes in Stockholders' Equity

	Preferred A		Preferred B		Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Shares	Par	In Capital	Deficit	Equity

Balances at December 31, 2011	2,215,259	$2,215	3,529,460	$3,529	52,409,578	$52,410	$13,821,799	$(10,450,099)	$3,429,854

Common stock issued for cash	-	-	-	-	3,380,210	3,381	2,790,958	-	2,794,339

Preferred stock, Series B issued for cash	-	-	70,000	70	-	-	69,930	-	70,000

Stock issuance costs paid	-	-	-	-	-	-	(463,350)	-	(463,350)

Common stock issued on conversion of note payable	-	-	-	-	9,090,909	9,091	2,990,909	-	3,000,000

Conversion of Preferred Series B into common stock	-	-	(3,599,460)	(3,599)	3,599,460	3,599	-	-	-

Beneficial conversion feature	-	-	-	-	-	-	37,500	-	37,500

Forgiveness of related party liability	-	-	-	-	-	-	252,230	-	252,230

Forgiveness of management salary	-	-	-	-	-	-	750,000	-	750,000

Liquidating dividends paid
- in cash	-	-	-	-	-	-	(357,573)	-	(357,573)
- in stock	-	-	-	-	144,360	144	(144)	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(3,383,706)	(3,383,706)

Balances at December 31, 2012	2,215,259	2,215	-	-	68,624,517	68,625	19,892,259	(13,833,805)	6,129,294

Common stock canceled	-	-	-	-	(12,849)	(13)	13	-	-

Loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(1,200,496)	(1,200,496)

Balances at December 31, 2013	2,215,259	$2,215	-	$-	68,611,668	$68,612	$19,892,272	$(15,034,301)	$4,928,798

See accompanying notes to financial statements

808 Renewable Energy Corporation
Statements of Cash Flow

	Year ended December 31
	2013	2012
Cash flows from operating activities
Net loss	$(1,200,496)	$(3,383,706)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	395,050	388,861
Bad debt expense	20,918	25,000
Impairment expense	-	655,925
Write off of inventory	104,987	-
Gain on sale of project asset	(196,261)	-
Forgiveness of management salary	-	750,000
Amortization of beneficial conversion feature	-	444,207
(Increase) decrease in current assets
Accounts receivable	179,645	(170,864)
Prepaid expenses and other current assets	108,550	45,386
Inventory	-	6,175
Deposits	(9,959)	(500)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	247,641	(652,374)
Net cash used in operating activities	(349,925)	(1,891,890)

Cash flows from investing activities
Proceeds from sale of asset	436,250	-
Acquisition of project assets	(177,176)	(271,635)
Acquisition of property and equipment	(108,750)	(750)
Net cash provided by (used in) investing activities	150,324	(272,385)

Cash flows from financing activities
Repayment of finance contract	(71,095)	-
Proceeds from issuance of convertible debt	-	900,000
Repayment of convertible debt	-	(200,000)
Liquidating dividends paid	-	(466,136)
Proceeds from (repayments to) related party	-	(59,989)
Proceeds from preferred stock, Series B issued for cash	-	70,000
Payment of stock issuance costs	-	(463,350)
Proceeds from common stock issued for cash	-	2,794,339
Net cash provided by (used in) financing activities	(71,095)	2,574,864

Net increase (decrease) in cash and cash equivalents	(270,696)	410,589

Cash and cash equivalents, beginning balance	468,081	57,492

Cash and cash equivalents, ending balance	$197,385	$468,081

Supplementary information
Cash paid during the year for:
Interest	$3,862	$729,673
Income taxes	$-	$-

Supplementary disclosure for noncash financing and
investing activities
Property, plant and equipment contributed by shareholder	$-	$-
Financing of prepaid insurance	57,514	57,440
Reclass from inventory to project assets	-	835,752
Forgiveness of related party liability	-	252,230
Conversion of convertible debt to common stock	-	3,000,000
Beneficial conversion feature	-	37,500
Conversion of Series B preferred stock to common stock	-	3,599

See accompanying notes to financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND OPERATIONS

808 Renewable Energy Corporation, (the “Company” or “808 Renewable”), located in Garden Grove, California, was incorporated, on May 13, 2009, in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing combined heat and power renewable energy products, also referred to as distributed generation energy facilities. The Company is also engaged in the business of purchase and sale of power generation equipment, and in the operation, repair, and maintenance of same, for itself, as well as for other energy facility owners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cost of Sales
Cost of sales is the direct cost associated with the earning of revenue and predominantly includes the cost and transportation of natural gas commodity, cost of obtaining the air permits, licenses, payroll and payroll related costs and the rent of the sites where the energy producing plants are located.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of December 31, 2013 and December 31, 2012, includes amounts for energy services provided to customers but not invoiced as of those dates amounting to $3,033 and $14,300, respectively.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. The Company determined that $20,918 was required at December 31, 2013 and no allowance was required as at December 31, 2012.

Prepaid Expenses
Prepaid expenses consist primarily of short-term prepaid expenditures that will amortize within one year.

Inventory
During 2012 inventories are comprised of the cogeneration equipment intended for sale and the parts and materials required for the refurbishment and maintenance of the plants. It is stated at cost, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.  Inventory amounting to $104,987 and $241,142 was written off during the years ended December 31, 2013 and 2012, respectively.   In 2013 we changed the method of purchasing equipment and parts and instituted the process of buying as needed and shipping directly to the job site.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

Property and Equipment
Property and equipment consists primarily of leasehold improvements, office equipment and computer equipment, and is recorded at historical cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Furniture and office equipment	Seven years
Computer equipment and software costs	Three years
Leasehold improvements	Lesser of term of lease or five years
Automobiles	Three years

Project Assets
Project assets consist of costs of materials, direct labor, outside contract services and project development costs incurred in connection with the construction of the small-scale renewable energy plants that the Company owns.  Depreciation is, generally, recorded on a straight line basis beginning in the month that operations commence over the assets estimated useful lives ranging from 10 to 20 years. Routine maintenance costs, to the extent that they do not extend the life of the asset, are expensed in the year they are incurred.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $0 and $655,925 for the years ended December 31, 2013 and 2012, respectively.

Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers’ buildings. As of December 31, 2013, the Company had 6 operating energy systems.

Each month, the Company obtains readings from its energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity) from its customers’ local energy utility, and the energy services agreement entered into with each customer, to derive the value of the monthly energy sales, less the applicable negotiated discount.  The Company’s revenues per customer, on a monthly basis, will vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) obtained from its customers’ local energy utility.

The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue on energy systems once those systems become operational. The Company recognizes revenue from the sale of equipment upon installation and recognizes revenue on professional services in accordance with the contract entered into with the customer.

The Company must meet all of the following four criteria in order to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and 2012.

Stock-Based Compensation
The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period (usually the vesting period), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock or the expected future volatility. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Derivative Accounting
The Company evaluates any long-term energy purchase contracts pursuant to ASC 815 to determine whether they qualify for derivative accounting.   In May 2012 the Company entered into a 24 month fixed price natural gas supply agreement with a major vendor.  This contract met the normal sales and purchases exception provided for under ASC 815.  As such, related transactions under this contract are not marked to market and are reflected in results of operations when the underlying transactions settle.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for accounts receivable and payables, inventory and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, the stated rate of interest is equivalent to rates currently available.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2:
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Loss per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2013 and December 31, 2012.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2013 and 2012, the Company incurred net losses of $1,200,496 and $3,383,706, respectively.  The Company's accumulated deficit was $15,034,301 and $13,833,805 as of December 31, 2013 and December 31, 2012, respectively.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps included, but are not limited to: 1) focus on sales to minimize the need for capital at this stage; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

 NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of:

	December 31
	2013	2012
Insurance	$48,488	$91,462
Licenses and permits	-	8,062
	$48,488	$99,524

NOTE 5 - PROJECT ASSETS

Project assets consisted of the following as of:

	December 31
	2013	2012
Co-generation equipment	$6,126,191	$6,214,687
less: accumulated depreciation	1,244,001	926,274
	$4,882,190	$5,288,413

Depreciation expense for project assets for the years ended December 31, 2013 and 2012 was $343,410, and $346,512 respectively.  These amounts are included in cost of goods sold in the statements of operations.

During the years ended December 31, 2013, and December 31, 2012 the Company recognized impairment expense on co-generation equipment of $0, and $414,783 respectively.  The impairment was recognized due to the termination of the energy service contract related to the co-generation equipment in the Centerside location.

During the year ended December 31, 2013, the Company sold the co-generation equipment in the 50 Beale Street location to a third party for $2 million with an initial payment of $436,250.  The buyer issued a note on the remaining amount of $1,563,750 which is subject to annual interest of 3% and required quarterly payments of $11,526 beginning on May 1, 2014 and will continue for an additional 20 quarters at which time the balance shall be due and payable. In accordance with ASC605-10-25, the Company recognized revenue on the sale in accordance with the cost recovery method.   As such, only the excess of the initial payment over the net book value of the asset of $196,261 was recognized into income during the year ended December 31, 2013.  No profit is recognized on the principal and interest due to the Company until cash payments are received from the buyer.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31
	2013	2012
Computers	$30,149	$30,149
Trucks	21,500	10,000
Furniture and fixtures	225,766	225,766
Leasehold improvements	99,679	2,429
	377,094	268,344
Less: accumulated depreciation	(147,405)	(95,765)
	$229,689	$172,579

Depreciation expense for the years ended December 31, 2013 and 2012 was $51,640 and $42,349 respectively. These amounts are included in general and administrative expenses in the statements of operations.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of:

	December 31
	2013	2012
Trade accounts payable	$499,804	$267,329
Accrued professional fees	46,251	30,756
Uncashed dividend checks	3,722	4,050
	$549,777	$302,135

 NOTE 8 – FINANCE CONTRACTS PAYABLE

 During 2013 the Company financed the acquisition of its liability and directors and officers insurance through finance contracts in the amounts of   $44,000 and $13,515, respectively.  The loans bore annual interest of 9.78 % and 10.53% and each required nine equal monthly payments of $5090 and $1,568, respectively.  As of December 31, 2013, the balance on these loans amounted to $43,859.

During 2012, the Company financed the acquisition of its liability insurance through a finance contract in the amount of $57,440.  The loan bore annual interest of 4.77% and required seven equal monthly payments of $9,558.  This amount was fully paid in June 2013.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2012 the Company issued convertible notes to a member of the board of directors and certain members of his family as more fully disclosed in Note 10.

During 2012 the Company paid fees to 808 Investments, LLC, in the amount of $456,294 for the sale of the Company’s common shares and $225,000 financing fees related to the convertible notes.

During 2012, the CEO, Patrick S. Carter made non-interest bearing advances to the Company totaling to $595,688. These advances were fully paid during the year.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.  The Company has drawn $140,000 from the revolving note which were fully paid as of December 31, 2013.

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company’s office and warehouse facility on a gross lease of $8,000 per month.

NOTE 10 – CONVERTIBLE DEBT – RELATED PARTIES

In March 2012, the Company entered into a convertible note payable agreement amounting to $900,000. The note had a due date of December 1, 2013. Unpaid principal after due date shall accrue interest at the rate of 28% per annum. The borrower reserves the right to prepay interest and or principal with sixty day notice, without any penalty. Liquidated damages of $20,000 are payable in lieu of actual damages if there is delay of more than 1 day from the due date in the payment of the installment of interest or principal. The conversion rate was $0.96 per share. The fair market value of the shares on the date of amendment of the note was $1 per share. This fair value was determined to be the price per share of last cash sale of shares to unrelated parties prior to the date of the note agreement. Hence, the Company recorded a beneficial conversion feature of $37,500 on the note. The Company also recorded $225,000 as a prepaid financing fee for commission paid which was being amortized over the term of the note.

The above note, including the notes issued in prior years amounting to $2,300,000 were modified on August 31, 2012 to amend the conversion rate from $0.96 to $0.33 per share. The modification in the note amendment was determined to be substantive in nature and as such debt extinguishment accounting applies.  Consequently, the amended notes were treated as new notes.  The fair market value of the share on the date of amendment of the note was $0.21 per share. This fair value was determined to be the price per share pursuant to a valuation of the shares done by an independent unrelated valuation expert. Hence, no beneficial conversion feature was recorded.

Since the modification was considered substantial, the unamortized discount and the prepaid financing fees as of the date of the modification were fully amortized to interest expense.

On September 6, 2012, the note holders exercised their right to convert, substantially, all of the notes, in the amount of $3,000,000 and the Company issued 9,090,909 shares to the respective note holders.  The balance of the note payable amounting to $200,000 was fully paid off by the Company on October 1, 2012.

For the year ended December 31, 2012 the Company recognized amortization on the debt discount related to the beneficial conversion feature of $444,207.

NOTE 11 - STOCKHOLDERS’ EQUITY

Common stock

During the year ended December 31, 2012 the Company issued 3,380,210 common shares for cash for total proceeds of $2,794,339.   The Company also incurred stock issuance costs of $445,850 for the years ended December 31, 2012.

During the year ended December 31, 2012, the Company issued 3,599,460 shares of common stock on conversion of 3,599,460 shares of Series B Preferred stock at the rate of $1 per share.

During the year ended December 31, 2012, the Company declared dividends amounting to $357,573.  The stockholders were given an option to receive such dividends in cash or stock and as a result, 144,360 common shares were issued.  For the year ended December 31, 2012, total dividends paid amounted to $466,136 which includes the $108,563 that was declared in 2011. All of the above dividends were determined to be liquidating as the Company did not have any retained earnings.  Consequently, all dividends declared were charged to additional paid in capital.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

During the year ended December 31, 2013, the Company recorded the cancelation of 12,849 common shares that had been erroneously issued. There were no issuances of common stock for the year ended December 31, 2013.

Redeemable Series A Preferred Stock

The Company is authorized to issue 5,500,000 shares of Series A preferred stock.

The holders of Series A preferred stock have no dividend rights, no voting rights and no conversion rights. The Corporation has the right, but not the obligation, to the extent it may lawfully do so, at any time and from time to time to repurchase and redeem from the holders all or any portion of the then outstanding shares of Series A preferred stock at $1 per share.

There were no issuances of the Redeemable Series A preferred stock for the year ended December 31, 2013 and for the year ended December 31, 2012.

Convertible Series B Preferred Stock
The Company is authorized to issue 5,000,000 shares of Series B preferred stock.

The holders of Series B preferred stock shall have the right to receive dividends at the rate of $0.12 per share, when and if declared by the board. These dividends will be cumulative. Each share of Series B shall be convertible into common stock at the option of the holder at any time after the date of issuance.

There were no issuances of the Convertible Series B preferred stock for the year ended December 31, 2013.

During the year ended December 31, 2012 the Company issued 70,000 Series B preferred shares for proceeds of $70,000.  The Company also incurred stock issuance costs of $17,500 in the year ended December 31, 2012.  In January 2012, the Company converted all of the Series B Preferred stock to common shares.

NOTE 12 - STOCK INCENTIVE PLAN

The Company maintains an Incentive and Non-Statutory Stock Option Plan (“Plan”) for its employees and consultants. Options granted under this Plan to an employee of the Company become exercisable over a period of no longer than ten (10) years and no less than twenty percent (20%) of the shares are exercisable annually. Options are not exercisable, in whole or in part, prior to one (1) year from the date of grant unless the Board specifically determines otherwise, as provided.

Two types of options may be granted under these Plans: (1) Incentive Stock Options (also known as Qualified Stock Options) which may only be issued to employees of the Company and whereby the exercise price of the option is not less than the fair market value of the common stock on the date it was reserved for issuance under the Plan; and (2) Non-statutory Stock Options which may be issued to either employees or consultants of the Company and whereby the exercise price of the option is less than the fair market value of the common stock on the date it was reserved for issuance under the plan. Grants of options may be made to employees and consultants without regard to any performance measures. All options issued pursuant to the Plan are nontransferable and subject to forfeiture.

There were no stock options granted in 2013 and 2012.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 13 – INCOME TAXES

Income taxes for the years ended December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31
	2013	2012
Current:
Federal	$-	$-
State	-	-
Deferred benefit	(563,479)	(794,255)
Change in valuation allowance	563,479	794,255
Income tax expense	$-	$-

Through December 31, 2013 and December 31, 2012, the Company incurred net operating losses for tax purposes of approximately $5,699,542 and $4,520,592, respectively.

The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2033. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

Components of the deferred tax assets are limited to the Company’s net operating loss carry forwards, and are presented in the table below.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

	2013	2012

Net operating loss carry forwards	$5,699,542	$4,520,592
Deferred tax assets, net	2,279,817	1,808,237
Valuation allowance	(2,279,817)	(1,808,237)
Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Tax expense (benefit) at federal statutory rate	$(408,169)	-34%	$(1,150,460)	-34%
State taxes, net of federal benefit	(72,030)	-6%	(203,022)	-6%
Disallowed expenses	-	-	300,000	9%
Beneficial conversion expense	-	-	177,683	5%
Depreciation	251	-8%	81,544	3%
Other	8,367	1%
Change in valuation allowance	471,581	47%	794,255	23%
Tax expense at actual rate	$-	-	$-	-

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2013 and 2012

NOTE 14 –COMMITMENTS AND CONTINGENCIES

Commitments

Operation, Monitoring and Maintenance Agreement with 50 Beale Street Energy, LLC – On November 8, 2013 the Company, as an independent contractor, entered into an agreement, with 50 Beale Street Energy, LLC, to operate, monitor and maintain the facility located at 50 Beale Street, San Francisco, for a fee of $2,000 per month plus reimbursable expenses, payable quarterly for 120 months plus, by agreement of the parties, additional terms of three periods of 60 months each.

Litigations

Universal Plant Services of California, Inc. v. 808 Renewable Energy Corporation – On or about February 28, 2012, Universal Plant Services of California, Inc., filed an action against 808 Renewable Energy Corporation alleging claims against the Company on numerous causes of action. In May, 2012, the Company agreed with Universal Plant Services of California, Inc. to settle and mutually release all claims. The Company agreed to pay $31,500 of settlement sum on May 31, 2012 in exchange for Request for Dismissal with Prejudice of the action in its entirety.  The settlement amount was paid in June 2012.

Blanchard Minor Investments, LLC v. Pacific Clay Products, Inc.—Blanchard Minor Investments, LLC (“BMI”) sued Pacific Clay Products Inc. (“Pac Clay”) in California Superior Court for the County of Riverside in March 2010 for breach of contract, claiming that BMI had an interest in, and was owed payment for energy produced by, the distributed energy facility owned by 808 Energy 2 and located on Pac Clay’s property. Each of Pac Clay and 808 Renewable Energy Corporation cross complained against the other. In February 2011, the parties settled and dismissed with prejudice all claims of BMI against both Pac Clay and 808 Energy 2. Pac Clay and 808 Energy 2 dismissed their respective cross complaints and negotiated the terms of a new energy services agreement for the provision of energy services. The litigation was settled in 2012 with no payment obligations by any of the 808 entities.

NOTE 15-SUBSEQUENT EVENTS

In January 2014, all members of the Board of Directors were granted 100,000 common shares each for their service in 2013 and 2014.

Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:    Controls and Procedures.

 As required by paragraph (b) of Rules 13a‐15 or 15d‐15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a‐15(e) and 15d‐15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10‐K. Based on this evaluation, management concluded that as of the end of the period covered by this transition report on Form 10‐K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below. Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision‐making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes‐Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment., Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013. This evaluation included review of the documentation of controls,evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2013. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companieswith small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10‐K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision‐making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal yearended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B:   Other Information.

None

Part III

Item 10:  Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors as of the date of this prospectus:

Name	Age	Position
Executive officers
Patrick S. Carter	42	Founder, Chairman of the Board, CEO, President, CFO, Secretary and Director
Peter Kirkbride	50	Chief Operating Officer and Director
Directors
Thomas P. Grainger	58	Director
Michael Gustason	42	Director
J. David Likens	40	Director

Executive Officers

Patrick S. Carter is the founder of our company and has served as our Chairman of the Board, CEO, President, CFO and Secretary and as a director since our inception, except that Mr. Carter did not serve as our CEO from September 20, 2010 to November 29, 2011, during which time Pascal Lorthioir served as our CEO. See “Executive Compensation—Summary Compensation Table.” From August 19, 2008 to April 23, 2012, Mr. Carter was the managing member of 808 Energy 2, LLC. Since February 14, 2006, Mr. Carter has been the sole member and manager of 808 Investments, LLC. Mr. Carter has held Series 3, Series 7 and Series 66 securities licenses, Health, Life, Disability and Annuity licenses and a Futures and Options Principal license. Mr. Carter also is a Certified Wealth Management Expert.

We believe that Mr. Carter possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as a commodities broker, his knowledge and experience in raising capital and his experience in the CHP industry.

Peter Kirkbride has served as our Chief Operating Officer and as a director since August 2012. From May 2010 to July 2012, Mr. Kirkbride served as Director of Finance for our company and for 808 Energy 3, LLC. From August 2009 to April 2010, Mr. Kirkbride was a Series 7 & 66 registered representative with BrokersXpress. From April 2008 to August 2009, Mr. Kirkbride served as a registered representative for Bank of America’s Premier Bank. From December 2004 to April 2008, Mr. Kirkbride served as a financial advisor with UBS Financial Services. Mr. Kirkbride received his BA in Liberal Arts from the University of California, Santa Barbara. Mr. Kirkbride has held Series 3, Series 7 and Series 66 securities licenses as well as a California insurance license.

We believe that Mr. Kirkbride possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience operating our company’s CHP plants, his knowledge of the alternative energy industry and his knowledge and experience in financing activities.

Directors

Thomas P. Grainger has served as a director of our company since August 2012. Since December 1989, Mr. Grainger has directed operations for the sporting consultancy, Silvertip Adventures, LLC, which Mr. Grainger founded.

We believe that Mr. Grainger possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as an investor in emerging growth companies and as a board member and his knowledge about growth strategies for developing businesses. Mr. Grainger is a business owner and investor with strong ties to the business world. We believe that Mr. Grainger’s experience with corporate governance practices also will help our company comply with legal and industry standards.

Michael Gustason has served as a director of our company since October 9, 2012. Since April 1995, Mr. Gustason has owned and operated a successful furniture gallery located in Santa Barbara, California, which he founded. Mr. Gustason’s furniture gallery is one of the leading retail stores in Santa Barbara County, furnishing local residents, hotels, County facilities and other large corporate accounts, such as University of California Santa Barbara, Colburn School of Music and Vandenberg Air Force Base.

We believe that Mr. Gustason possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as a business owner and as a board member. As a business owner, Mr. Gustason founded and developed a successful marketing network in California. We believe that Mr. Gustason’s experience will help our company develop better marketing networks and competitive marketing strategies.

J. David Likens has served as a director of our company since October 9, 2012. Mr. Likens is a member of the State Bar of California. Since March 2012, Mr. Likens has been a named partner with Jeong & Likens, LC, a full service corporate law firm in Los Angeles, California. Before joining Jeong & Likens, LC, from September 2009, Mr. Likens engaged in private practice as an attorney. Since September 2011, Mr. Likens has been an adjunct professor at California Desert Trial Academy College of Law. Since February 2009, Mr. Likens has been an adjunct professor at Mt. San Antonio College in Walnut, California. Since December 2007, Mr. Likens has been the CEO of ABC Recovery Center in Indio, California. Mr. Likens received his JD from Southwestern School of Law, his BS in Business with an emphasis on Organizational Management from University of La Verne and an AA in liberal studies and an AA in addiction treatment from Mt. San Antonio College.

We believe that Mr. Likens possesses specific attributes that qualify him to serve as a member of our board of directors, including his undergraduate degree with an emphasis on Organizational Management as well as his law degree and his experience serving as a director of a public company.

Item 11:    Executive Compensation.

Mr. Carter’s employment agreement with us, effective as of August 1, 2010, provides that our company will pay Mr. Carter an annual base salary of not less than $375,000.  Mr. Carter elected not to receive the annual base salary otherwise payable to Mr. Carter in 2012 under his employment agreement with us, as amended in March 2011.  In March 2011, our company and Mr. Carter entered into an amendment to our employment agreement with Mr. Carter, pursuant to which the term of his employment agreement commenced effective as of January 1, 2012 and will continue for a period of five consecutive years, unless earlier terminated. Pursuant to the employment agreement, as amended by this amendment, Mr. Carter will be entitled to compensation in addition to his base salary then in effect in the nature of a cash bonus that will be payable every quarter, at the rate of 25% of the annual rate for his base salary then in effect. Mr. Carter elected not to receive his quarterly bonuses otherwise payable to Mr. Carter for the fiscal year ended December 31, 2012.  The compensation referenced above was recorded as an expense for the year ended December 31, 2012.  Because Mr. Carter declined to receive the compensation and bonuses as required by the contract, the total amounts of compensation and bonuses were treated as contributed to the Company.

On January 1, 2013, the August 1, 2010 employment agreement was further amended to reduce the compensation and bonuses to $1.00 for the 2013 fiscal year.

Mr. Kirkbride was paid total compensation of $132,000 and $150,000 for the years ended December 31, 2012 and 2013 respectively.

Employment Agreements

Patrick S. Carter. In August 2010, we entered into an employment agreement with Mr. Patrick S. Carter, our founder, Chairman of the Board, CEO, President, CFO and Secretary. Under our employment agreement with Mr. Carter, Mr. Carter is required to perform the duties and function of his office and capacity under the supervisory authority of our board of directors. The employment agreement provides for an initial term of five years (commencing on August 1, 2010) and automatic one-year renewals thereafter, unless the employment agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Carter is entitled to receive a base salary in the amount of $375,000 per annum, subject to such adjustments as our board of directors may approve from time to time, and Mr. Carter also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that our company may furnish to other management personnel or employees generally. The employment agreement further provides that Mr. Carter is entitled to 20 vacation days per fiscal year and reimbursement of all reasonable expenses incurred in connection with the performance of his duties under the employment agreement.

In March 2011, our company and Mr. Carter entered into an amendment to our employment agreement with Mr. Carter, pursuant to which the term of his employment agreement commenced effective as of January 1, 2012 and will continue for a period of five consecutive years, unless earlier terminated. Pursuant to the employment agreement, as amended by this amendment, Mr. Carter will be entitled to compensation in addition to his base salary then in effect in the nature of a cash bonus that will be payable every quarter, at the rate of 25% of the annual rate for his base salary then in effect. In connection with entering into this amendment to our employment agreement with Mr. Carter, Mr. Carter agreed to relinquish all remuneration that otherwise would have accrued under his employment agreement with us from April 1, 2011 to December 31, 2011. For the period of January 1, 2011 through March 31, 2011, we paid an aggregate amount of $105,000 to Mr. Carter under his employment agreement with us. For the period of January 1, 2012 through December 31, 2012, we paid no compensation to Mr. Carter under our employment agreement with Mr. Carter pursuant to Mr. Carter’s election not to receive amounts otherwise payable to Mr. Carter there under for that period.

In January 2013, our company and Mr. Carter entered into an additional amendment to our employment agreement with Mr. Carter, pursuant to which, under our employment agreement with Mr. Carter as amended by this amendment, Mr. Carter agreed to a salary and cash bonus of one dollar ($1.00) for the year commencing as of January 1, 2013 and ending December 31, 2013, and Mr. Carter irrevocably waived all right, title and interest in and to any amounts that would be owed or otherwise payable to Mr. Carter by our company under our employment agreement with Mr. Carter for the period commencing as of January 1, 2013 through December 31, 2013. In addition, pursuant to this amendment to our employment agreement with Mr. Carter, Mr. Carter acknowledged that, as of January 1, 2013, our company owed no additional compensation to Mr. Carter under our employment agreement with Mr. Carter for any period that precedes January 1, 2013 or for the period commencing January 1, 2013 through December 31, 2013.  Also pursuant to this amendment to our employment agreement with Mr. Carter, the term of Mr. Carter’s employment agreement commenced effective as of January 1, 2013 and will continue for a period of five years, unless earlier terminated.

We may terminate the employment agreement with Mr. Carter for cause or by reason of his death or disability. Mr. Carter may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, then our company will be required to pay to Mr. Carter or his spouse, heirs or representatives a severance amount equal to 12 months’ base salary plus all reimbursable expenses incurred through the date of termination. If we terminate the employment agreement for cause or if Mr. Carter terminates the employment agreement other than for good reason, then Mr. Carter will be entitled to the base salary earned and payment of any unused accrued vacation through and including the date of termination.  If Mr. Carter terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, then Mr. Carter will be entitled to remaining base salary otherwise payable during the initial term (but not less than 12 months) and expenses incurred through the date of termination.

Under the terms of the employment agreement with Mr. Carter, we are required to purchase directors’ and officers’ liability insurance if we provide such insurance to our other executives and such insurance is available at commercially reasonable rates. If our company merges with or is acquired by another company, the acquiring company will be required to assume our rights and obligations under the employment agreement with Mr. Carter.

Additionally, as a condition to the enforceability of the employment agreement, Mr. Carter and our company entered into a Proprietary Information and Invention Assignment Agreement in substantially the same form as has been or will be executed by our other key employees.

Peter Kirkbride. We entered into an unwritten employment arrangement with Mr. Peter Kirkbride, our Chief Operating Officer. Mr. Kirkbride is required to perform the duties and function of his office and capacity under the supervisory authority of our board of directors. Our employment arrangement with Mr. Kirkbride is an at-will employment arrangement. Under the terms of the employment arrangement, Mr. Kirkbride is entitled to receive a base salary in the amount of $120,000 per annum, subject to such adjustments as our board of directors may approve from time to time. Mr. Kirkbride also is entitled to an annual discretionary cash bonus as determined by the compensation committee or our board of directors. During 2012, such cash bonus was $6,000 per fiscal quarter. Mr. Kirkbride also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that our company may furnish to other management personnel or employees generally. Pursuant to our employment arrangement with Mr. Kirkbride, Mr. Kirkbride is entitled to 20 vacation days per fiscal year and reimbursement of all reasonable expenses incurred in connection with the performance of his duties for us.  We may terminate our employment arrangement with Mr. Kirkbride at any time for any reason or no reason, and Mr. Kirkbride may terminate our employment arrangement with him at any time for any reason or no reason, by advance written notice. The employment arrangement with Mr. Kirkbride does not provide for or contemplate any severance benefit in connection with any such termination, except that Mr. Kirkbride will be entitled to receive reimbursement of reasonable expenses incurred in connection with the performance of his duties for us before and through the date of termination.

Pension Benefits

We do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Non-Qualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.

Employee Benefit Plans

2009 Stock Incentive Plan

In May 2009, our board of directors adopted, with stockholder approval, our company’s 2009 Stock Incentive Plan. In March 2010 and in September 2010, in each case with stockholder approval, our board of directors amended our company’s 2009 Stock Incentive Plan. In what follows below, our company’s 2009 Stock Incentive Plan, as so amended, is referred to herein as the 2009 Plan.

Under the 2009 Plan, options and other rights to purchase up to an aggregate of 9,800,000 shares of common stock have been reserved for issuance upon exercise of options and other rights granted to our employees, directors and consultants. All options and other rights issued or granted under the 2009 Plan will have and be subject to the terms and conditions set forth in the 2009 Plan and the respective agreements governing such options and other rights.

At the date of this filing there are no options outstanding to purchase shares of our common stock under our company’s 2009 Stock Incentive Plan.

If an option granted under the 2009 Plan expires or terminates, the shares subject to any unexercised portion of that option will become available again for the grant of additional options under the 2009 Plan. Options may be granted under the 2009 Plan that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code or, alternatively, as options that will not so qualify, commonly referred to as non statutory options. The 2009 Plan will terminate automatically on May 21, 2019, and our company will not be able to grant more options under the 2009 Plan after it has terminated.

Our board of directors or a committee designated by our board of directors is authorized under the 2009 Plan to determine the terms and conditions of each option granted under the 2009 Plan. Nonetheless, the exercise price of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant (110.0% if granted to an employee who owns 10.0% or more of the outstanding common stock), and the exercise price of a non statutory option cannot be less than 85.0% of the fair market value of the common stock on the date of grant. No option can have a term in excess of 10 years (five years if granted to an employee owning 10.0% or more of our outstanding common stock), and no incentive stock option can be granted to anyone other than a full-time employee of our company or its subsidiaries.

Our board of directors or a committee designated by our board of directors also is authorized under the 2009 Plan to award or sell shares of common stock reserved under the 2009 Plan pursuant to a stock purchase agreement that must be adopted and approved by our board of directors or a committee designated by our board of directors. Every such award or sale will be subject to all applicable terms and conditions of the 2009 Plan and may be subject to other terms and conditions that are not inconsistent with the 2009 Plan and that our board of directors or the committee appointed by our board of directors deems appropriate for inclusion in such stock purchase agreement. The provisions of such stock purchase agreements entered into under the 2009 Plan need not be identical.

In the event that our company is a party to a merger or reorganization, outstanding stock options granted under the 2009 Plan will be subject to the agreement of merger or reorganization.

Our board of directors may amend the 2009 Plan at any time and may terminate the 2009 Plan at any time before its automatic termination on May 21, 2019. Rights and obligations under any right or stock option granted before amendment of the 2009 Plan may not be materially altered or impaired adversely by such amendment, except with consent of the person to whom such right or stock option was granted.

Compensation of Directors

Our company’s directors currently do not receive any cash compensation for service on our company’s board of directors or any committee thereof, but they may be reimbursed for certain expenses in connection with attendance at meetings of our company’s board of directors and committees thereof. From time to time, we may grant to our directors options to purchase shares of our company’s capital stock and provide them with other incentive-based forms of compensation payable in our company’s securities.

Peter Kirkbride, our Chief Operating Officer, received compensation, for carrying out those duties, of $150,000 and $132,000 for the 2013 and 2012 years respectively.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2013, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Name and address of beneficial owner	Title of Class	Amount and nature of beneficial ownership	Percent of class
Patrick S. Carter	Common shares	24,445,734 direct	35.6%
Thomas P. Grainger	Common shares	6,273,515 direct	9.1%
Peter Kirkbride	Common shares	2,354,700 direct	3.4%
Directors and Executive Officers as a Group (3 persons)	Common shares	33,073,949	48.2%
5% shareholders	Common shares	none	none

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13:    Certain Relationships and Related Transactions, and Director Independence.

In March 2012, the Company entered into a convertible note payable agreement amounting to $900,000. The note had a due date of December 1, 2013. Unpaid principal after due date shall accrue interest at the rate of 28% per annum. The borrower reserves the right to prepay interest and or principal with sixty day notice, without any penalty. Liquidated damages of $20,000 are payable in lieu of actual damages if there is delay of more than 1 day from the due date in the payment of the installment of interest or principal. The conversion rate was $0.96 per share. The fair market value of the shares on the date of amendment of the note was $1 per share. This fair value was determined to be the price per share of last cash sale of shares to unrelated parties prior to the date of the note agreement. Hence, the Company recorded a beneficial conversion feature of $37,500 on the note. The Company also recorded $225,000 as a prepaid financing fee for commission paid which was being amortized over the term of the note.

The above note, including the notes issued in prior years amounting to $2,300,000 were modified on August 31, 2012 to amend the conversion rate from $0.96 to $0.33 per share. The modification in the note amendment was determined to be substantive in nature and as such debt extinguishment accounting applies.  Consequently, the amended notes were treated as new notes.  The fair market value of the share on the date of amendment of the note was $0.21 per share. This fair value was determined to be the price per share pursuant to a valuation of the shares done by an independent unrelated valuation expert. Hence, no beneficial conversion feature was recorded.

Since the modification was considered substantial, the unamortized discount and the prepaid financing fees as of the date of the modification were fully amortized to interest expense.

On September 6, 2012, the note holders exercised their right to convert1, substantially, all of the notes, in the amount of $3,000,000 and the Company issued 9,090,909 shares to the respective note holders.  The balance of the note payable amounting to $200,000 was fully paid off by the Company on October 1, 2012.

For the year ended December 31, 2012 the Company recognized amortization on the debt discount related to the beneficial conversion feature of $444,207.

During 2012 the Company paid fees to 808 Investments, LLC, in the amount of $456,294 for the sale of the Company’s common shares and $225,000 financing fees related to the convertible notes.

During 2012, the CEO, Patrick S. Carter made non-interest bearing advances to the Company totaling to $595,688. These advances were fully paid during the year.

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.  The Company has drawn $140,000 from the revolving note which was fully paid as of December 31, 2013.

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company’s office and warehouse facility on a gross lease of $8,000 per month.

Item 14:    Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountants, MaloneBailey, LLP for audit services and Ankit Consulting for tax services are as follows:

Year	Audit Fees	Fees	Tax Fees	All Other Fees

2013	$25,000	-	$2,500	-

2012	$22,500	-	$2,500	-

PART IV

Item 15:    Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	808 Renewable Energy Corporation
(Registrant)

	By:	/s/ Patrick Carter
President, Treasurer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By:	/s/ Patrick Carter
President, Treasurer and Secretary