Form 10-Q
period 2014-03-31
808 RENEWABLE ENERGY CORP
filed 2014-05-15
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-184319

808 Renewable Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	80-0651522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13888 Harbor Blvd. Ste. 8A
Garden Grove, CA 92843
Registrant’s Telephone Number, Including Area Code: (714) 891 8282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes            No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes                       No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   69,111,668 shares of common stock as of May 5, 2014.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited

	March 31	December 31
	2014	2013
Assets
Current assets
Cash and cash equivalents	$8,180	$197,385
Accounts receivable-net	74,062	126,223
Prepaid expenses and other current assets	39,757	48,488
Total current assets	121,999	372,096

Long term assets
Project assets,net	4,818,114	4,882,190
Property, plant and equipment, net	218,953	229,689
Deposits	38,459	38,459
Total long term assets	5,075,526	5,150,338

Total assets	$5,197,525	$5,522,434

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$472,971	$549,777
Finance contracts payable	25,452	43,859
Related party payable	40,307	-
Total current liabilities	538,730	593,636

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
2,215,259 Series A issued and outstanding as of
December 31, 2013 and December 31, 2012	2,215	2,215
Common stock, $0.001 par value, 100,000,000 shares
authorized; 69,111,668 and 68,611,668 shares issued
and outstanding as of March 31, 2014 and December 31, 2013.	69,112	68,612
Additional paid in capital	20,266,772	19,892,272
Accumulated deficit	(15,679,304)	(15,034,301)
Total stockholders' equity	4,658,795	4,928,798

Total liabilities and stockholders' equity	$5,197,525	$5,522,434

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	Three months ended March 31
	2014	2013

Revenue, net	$106,903	$267,716

Cost of goods sold	193,205	372,854
Gross loss	86,302	105,138

Operating expenses
Accounting fees	20,338	24,000
Telephone and internet	6,068	8,529
Rent expense	30,504	24,839
Travel and entertainment	-	10,245
Legal and other professional fees	6,898	14,214
Payroll	78,878	111,517
Insurance	11,708	57,018
General and administrative expenses	403,698	33,070
Total operating expenses	558,092	283,432

Loss from operations	644,394	388,570

Other expense
Interest expense	609	-

Net loss	$645,003	$388,570

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	68,978,335	68,624,517

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Cash Flow
Unaudited

	Three months ended March 31
	2014	2013
Cash flows from operating activities
Net loss	$(645,003)	$(388,570)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	97,385	95,538
Stock based compensation	375,000	-
(Increase) decrease in current assets
Accounts receivable	52,161	133,037
Prepaid expenses and other current assets	8,731	90,903
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(76,499)	42,918
Net cash used in operating activities	$(188,225)	$(26,174)

Cash flows from investing activities
Acquisition of project assets	(22,573)	(65,222)
Net cash used in investing activities	(22,573)	(65,222)

Cash flows from financing activities
Repayment of finance contract	(18,407)	(57,440)
Proceeds from (repayments to) related party	40,000	-
Net cash provided by (used in) financing activities	21,593	(57,440)

Net decrease in cash and cash equivalents	$(189,205)	$(148,836)

Cash and cash equivalents, beginning balance	197,385	468,081

Cash and cash equivalents, ending balance	$8,180	$319,245

Supplementary information
Cash paid during the year for:
Interest	$302	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements - Unaudited
March 31, 2014

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of 808 Renewable have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2013 and 2012 contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2013 and 2012 as reported in the Company’s Form 10-K have been omitted.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2014, the Company incurred net losses of $645,003 and as of the same date has an accumulated deficit of $15,679,304 and negative working capital of $416,731.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

808 Renewable Energy Corporation
Notes to Financial Statements - Unaudited
March 31, 2014

NOTE 4 - RELATED PARTY TRANSACTIONS

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.

On March 3, 2014 the Company drew $40,000, from the revolving note, which remained outstanding at March 31, 2014.

NOTE 5 - STOCKHOLDERS’ EQUITY

On January 25, 2014, the Company issued 500,000 fully vested common shares to the board of directors with a fair value of $375,000 which was recognized as stock based compensation for the three months ended March 31, 2014.

Item 2: - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our marketing plan;
•	our plans to hire industry experts and expand our management team;
•	our beliefs regarding the future of our competitors;
•	our anticipated development schedule;
•	the anticipated benefits of our product;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	general economic and business conditions;
•	we may have product liability claims;
•	we may not be successful in commercialization of our products;
•	regulatory changes may hurt the market for our products;
•	we may not be able to protect our intellectual property rights;
•	our auditors have issued a going concern opinion regarding our company;
•	competition for, among other things, capital, products and skilled personnel; and
•	other factors discussed under the section entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us” and “our” mean 808 Renewable Energy Corporation, a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.

Corporate Overview

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

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced and charge our customers accordingly. We agree to install, operate, maintain and repair our energy systems at our sole cost and expense. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of up to 15 years, with renewable provisions upon the mutual agreement of the parties

For the customers that want to own their CHP system, we offer our “turn-key” option whereby we provide equipment, systems engineering, and installation; interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we are also paid a fee to operate the systems and charge for those systems on a negotiated basis.

Revenues from operation and maintenance services are recorded when provided and verified.

We have experienced total net losses since inception of approximately $15,679,304.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and line of credit available from our CEO, Patrick Carter, available at March 31, 2014 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents and line of credit available at March 31, 2014 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2015.  Beyond March 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense  for the three months ended March 31, 2014 or for the year ended December 31, 2013.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers’ buildings. As of March 31, 2014, the Company had 6 operating energy systems.

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

The Company must meet all of the following four criteria in order to recognize revenue:

●	Persuasive evidence of an arrangement exists
●	Delivery has occurred
●	The sales price is fixed or determinable
●	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

Impact of New Accounting Pronouncements

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

For the three months ended March 31, 2014 compared with three months ended March 31, 2013

Revenues, from the delivery and sale of electricity and related products, including professional services, for 2014 were $106,903 compared to $267,716 for the same period in 2013, a decrease of $160,813 or 60.0%. The decrease in revenues was primarily due to a decrease in the number of installed CHP systems operating throughout the three months compared to the same period in 2013. We did not generate any energy developer revenue in either 2014 or 2013.

During the first three months of 2014, the Company operated 19 CHP energy systems, representing 7,690,959 kWh of total energy sold, compared to 28 CHP energy systems, representing 10,884,697 kWh of installed electricity plus thermal energy for the same period in 2012, a decrease of 329%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, of $85,449 was $193,205 compared to $372,854 including depreciation of $84,951 for the same period in 2013, a decrease of $179,649, or 48.2%. The cost of fuel was $48,978 for the three months of 2014, compared to $142,163 for the same period in 2013, a decrease of $93,185 primarily due to lower run hours at our CHP plants.

During the first three months of 2014, our gross margins were -80.7% compared to -39.7% for the same period in 2013, primarily due to the decrease in our CHP plant revenue and the stubbornly high fuel prices during the three months ended March 31, 2014. Our CHP energy margins excluding depreciation were at -.01% in the three months of 2014, compared to -7.5% for the same period in 2013.

Operating Expenses

Our operating expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our operating expenses for the three months ended March 31, 2014 were $558,092, after including $375,000 of stock based compensation, paid to our directors for services provided during 2013 and 2014, compared to $283,432 for the same period in 2013, an increase of $274,660 or 96.9%, or a decrease of $100,340 or 35.4% after removing the stock based compensation. The decrease was mainly due to a decrease in internal payroll and insurance costs.

Loss from Operations

The loss from operations for the three months ended March 31, 2014 was $645,003, inclusive of stock based compensation amounting to $375,000, paid to our directors for services provided during 2013 and 2014, compared to a loss of $388,570 for the same period in 2013, an increase of $256,433 or 66% or a decrease of $118,567 or 30.5% after removing the stock based compensation.  The decrease in the operating loss was due to better cost controls; greater energy developer and energy service revenue, and lower costs at our company owned CHP plants due to fewer operation hours.  Our non-cash compensation expense was $0 in 2013.

 Liquidity and Capital Resources

Total current assets at March 31, 2014 were $121,999 a decrease of $250,097 compared to $372,096 at December 31, 2013. Included in current assets were cash and cash equivalents of $8,180 which decreased by $189,205 at March 31, 2014, compared to $197,385 at December 31, 2013.  The decrease in cash and accounts receivable at March 31, 2014 compared to December 31, 2013 was the result of the costs of bringing new plants on line and the operation of existing energy projects.  The decrease in prepaid expenses of $8,731 was due to the decrease in insurance premiums.

 Cash used in operating activities was $188,225 during the three months ended March 31, 2014 compared to $26,174 for the same period in 2013, an increase of $162,051. The net loss the three months ended March31, 2014 was $172,618 after deducting non cash expenses of $472,385 and $293,032 after deducting non cash expenses of $95,538 for the three months ended March 31, 2013. During those same periods decreases in accounts receivable, prepaid expenses and other current assets provided $60,892 compared with $223,940 for the same period in 2013.  Accounts payable and accrued expenses decreased and required the use of cash of $76,499 during the same three month period in 2014 as compared to an increase totaling $42,918 in 2013.

During the three months ended March 31, 2014, the investing activities of the company’s operations were for expenditures of $21,373, to enhance the value of project assets, plus $1,200 for additional property, plant and equipment.  During the same three month period in 2013, the Company utilized $65,222 for those same investing opportunities.

 The company borrowed $40,000, which remained unpaid on March 31, 2014, from its line of credit with the Company CEO, Patrick Carter.

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers’ premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents, line of credit and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 9 months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond March 31, 2015, we may need to raise additional capital through a debt financing or an equity offering to meet our company’s operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 3: - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4: - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: - Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

Item 1A: - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2: - Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2014 the Company issued 100,000 restricted common shares to each of its five directors as compensation for services rendered in 2013 and to be rendered in 2014.  The 500,000 shares were recorded at a cost of $0.75 per share.

Item 3: - Default Upon Senior Securities

None

Item 4: - Mine Safety Disclosures

Not applicable

Item 5: - Other Information

None

Item 6: - Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

808 Renewable Energy Corporation

/s/ Patrick S. Carter
Patrick S. Carter Chief Executive Officer, President, Secretary, Treasurer and Director
Date: May 15, 2014