Form 10-Q
period 2014-06-30
808 RENEWABLE ENERGY CORP
filed 2014-08-14
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   69,511,668 shares of common stock as of August 7, 2014.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited
	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$6,883	$197,385
Accounts receivable-net	138,194	126,223
Prepaid expenses and other current assets	98,192	48,488
Total current assets	243,269	372,096

Long term assets
Project assets,net	4,739,484	4,882,190
Property, plant and equipment, net	207,017	229,689
Deposits	38,459	38,459
Total long term assets	4,984,960	5,150,338

Total assets	$5,228,229	$5,522,434

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$391,143	$549,777
Finance contracts payable	64,066	43,859
Related party payable	445,000	-
Total current liabilities	900,209	593,636

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
2,215,259 Series A issued and outstanding as of June 30, 2014 and
December 31, 2013.	2,215	2,215
Common stock, $0.001 par value, 100,000,000 shares authorized;
69,511,668 and 68,611,668 shares issued and outstanding
as of June 30, 2014 and December 31, 2013.	69,512	68,612
Additional paid in capital	20,566,372	19,892,272
Accumulated deficit	(16,310,079)	(15,034,301)
Total stockholders' equity	4,328,020	4,928,798

Total liabilities and stockholders' equity	$5,228,229	$5,522,434

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Revenue, net	$95,499	$320,912	$202,402	$588,628

Cost of goods sold	200,988	389,255	394,193	762,109
Gross loss	(105,489)	(68,343)	(191,791)	(173,481)

Operating expenses
Accounting fees	37,384	9,017	57,722	33,017
Telephone and internet	5,201	8,381	11,269	16,910
Rent expense	25,755	24,765	56,259	49,604
Travel and entertainment	-	1,423	-	11,668
Legal and other professional fees	9,175	8,835	16,073	23,049
Payroll	83,250	49,561	162,128	161,078
Insurance	17,893	(3,135)	29,601	53,883
General and administrative expenses	337,364	128,166	741,062	161,236
Total operating expenses	516,022	227,013	1,074,114	510,445

Loss from operations	(621,511)	(295,356)	(1,265,905)	(683,926)

Other expense
Interest expense	(9,264)	-	(9,873)	-

Loss for the period	$(630,775)	$(295,356)	$(1,275,778)	$(683,926)

Basic and diluted loss per share	(0.01)	(0.00)	(0.02)	(0.01)

Weighted average shares outstanding
Basic and diluted	69,133,646	68,624,517	69,053,657	68,624,517

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Cash Flow
Unaudited

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,275,778)	$(683,926)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	195,642	197,533
Bad debt expense	-	20,918
Stock based compensation	675,000	-
(Increase) decrease in current assets
Accounts receivable	(11,971)	151,327
Prepaid expenses and other current assets	(49,704)	63,082
Inventory	-	1,176
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(158,634)	124,217
Net cash used in operating activities	(625,445)	(125,673)

Cash flows from investing activities
Acquisition of project assets	(29,064)	(156,818)
Acquisition of property and equipment	(1,200)	(29,500)
Net cash used in investing activities	(30,264)	(186,318)

Cash flows from financing activities
Proceeds from (repayment of) finance contract, net	20,207	(57,440)
Proceeds from related party debt	445,000	-
Net cash provided by financing activities	465,207	(57,440)

Net decrease in cash and cash equivalents	(190,502)	(369,431)

Cash and cash equivalents, beginning balance	197,385	468,081

Cash and cash equivalents, ending balance	$6,883	$98,650

Supplementary information
Cash paid during the year for:
Interest	$9,873	$-
Income taxes	$800	$-

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
June 30, 2014
Unaudited

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2014, the Company incurred net losses of $1,277,778, and as of the same date has an accumulated deficit of $16,310,079 and negative working capital of $656,940.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2014
Unaudited

NOTE 4 - RELATED PARTY TRANSACTIONS

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.

For the six months ended June 30, 2014 the Company has drawn $445,000 from the revolving note, which remained outstanding at June 30, 2014.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014, the Company issued 900,000 fully vested common shares to the board of directors and two individuals for services provided. The shares have a fair value of $675,000 which was recognized as stock based compensation for the six months ended June 30, 2014.

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

We have experienced total net losses since inception of approximately $16,310,079.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and line of credit available from our CEO, Patrick Carter, available at June 30, 2014 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents and line of credit available at June 30, 2014 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2015.  Beyond March 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense, for the six months ended June 30, 2014 or for the year ended December 31, 2013.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers’ buildings. As of June 30, 2014, the Company had 6 operating energy systems.

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

Results of Operations

For the six months ended June 30, 2014 compared with the six months ended June 30, 2013

Revenues, from the delivery and sale of electricity and related products, including professional services, for the six months ended June 30, 2014 were $202,402 compared to $588,628 for the same period in 2013, a decrease of $386,226 or 65.6%. The decrease in revenues was primarily due to a decrease in the number of installed CHP systems operating throughout the six months compared to the same period in 2013. We generated $6,321 of energy developer revenue in 2014 compared to none  for the same period in 2013.

During the first six months of 2014, the Company operated 22 CHP energy systems, representing 2,064,205 kWh of total energy sold, compared to 30CHP energy systems, representing 4,505,558 kWh of installed electricity plus thermal energy for the same period in 2013, a decrease of 54.2%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, of $171,771 was $394,193 compared to $762,109 including depreciation of $171,671 for the same period in 2013, a decrease of $367,916, or 48.3%. The cost of fuel was $118,723 for the six months of 2014, compared to $309,842 for the same period in 2013, a decrease of $191,119 or 61.7% primarily due to lower run hours at our CHP plants.

During the first six months of 2014, our gross margins were (94.8%) compared to (29.5%) for the same period in 2013, primarily due to the decrease in our CHP plant revenue and the stubbornly high fuel prices during the six months ended June 30, 2014. Our CHP energy margins excluding depreciation were at (10%) for the six months of 2014, compared to (.003%) for the same period in 2013.

Operating Expenses

Our operating expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our operating expenses for the six months ended June 30, 2014 were $1,074,114, after including $375,000 of stock based compensation, paid to our directors for services provided during 2013 and 2014, plus $300,000 of stock based compensation paid to two previous employees for past services, compared to $510,445 for the same period in 2013, an decrease of $111,330 or 21.8% after removing the stock based compensation. The decrease was mainly due to a decrease in internal payroll and insurance costs.

Loss from Operations

The loss from operations for the six months ended June 30, 2014 was $1,275,778, inclusive of stock based compensation amounting to $675,000, of which $375,000 was paid  to our directors for services provided during 2013 and 2014, and $300,000 was paid to two previous employees for past services which had been agreed to but inadvertently not done, compared to a loss of $683,926 for the same period in 2013, an increase of $591,852 or 86% or a decrease of $83,148 or 12.2% after removing the stock based compensation.  The decrease in the operating loss was due to better cost controls; greater energy developer and energy service revenue, and lower costs at our company owned CHP plants due to fewer operation hours.  Our non-cash compensation expense was $0 in 2013.

 Liquidity and Capital Resources

Total current assets at June 30, 2014 were $243,269 a decrease of $128,827 compared to $372,096 at December 31, 2013. Included in current assets were cash and cash equivalents of $6,883 which decreased by $190,502 at June 30, 2014, compared to $197,385 at December 31, 2013.  The decrease in cash at June 30, 2014 compared to December 31, 2013 was the result of the costs of bringing new plants on line and the operation of existing energy projects.  The increase in prepaid expenses of $49,704 was due to the renewal of insurance premiums.

 Cash used in operating activities was $625,445 during the six months ended June 30, 2014 compared to $125,673 for the same period in 2013, an increase of $499,772. The net loss for the six months ended June 30, 2014 was $405,136 after deducting non cash expenses of $870,642 and $465,475 after deducting non-cash expenses of $218,451 for the six months ended June 30, 2013. During those same periods increases in accounts receivable and prepaid expenses and other current assets used $61,675 compared with providing cash of $215,585 for the same period in 2013.  Accounts payable and accrued expenses decreased and required the use of cash of $158,634 during the six month period in 2014 as compared to an increase totaling $124,217 in 2013.

During the six months ended June 30, 2014, the investing activities of the company’s operations were for expenditures of $30,264, to enhance the value of project assets. During the same six month period in 2013, the Company utilized $186,318 for those same investing opportunities.

 The company borrowed $445,000, from its line of credit with the Company CEO, Patrick Carter, which remained unpaid on June 30, 2014.

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers’ premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents, line of credit and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 9 months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond June 30, 2015, we may need to raise additional capital through a debt financing or an equity offering to meet our company’s operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

On June 25, 2014 the Company issued 400,000 to two employees for past services.

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
Date: August 14, 2014