Form 10-Q
period 2014-09-30
808 RENEWABLE ENERGY CORP
filed 2014-11-19
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   70,261,668 shares of common stock as of November 13, 2014.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited

	September 30	December 31
	2014	2013
Assets
Current assets
Cash and cash equivalents	$-	$197,385
Accounts receivable-net	113,795	126,223
Subscription receivable	2,000,000	-
Prepaid expenses and other current assets	65,159	48,488
Total current assets	2,178,954	372,096

Long term assets
Project assets,net	4,654,097	4,882,190
Property, plant and equipment, net	195,081	229,689
Deposits	38,459	38,459
Total long term assets	4,887,637	5,150,338

Total assets	$7,066,591	$5,522,434

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$448,824	$549,777
Finance contracts payable	30,792	43,859
Related party payable	599,773	-
Total current liabilities	1,079,389	593,636

Stockholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
2,215,259 Series A issued and outstanding as of September 30, 2014 and
December 31, 2013.	2,215	2,215
Preferred stock, no par value; 8,000,000 shares authorized; 1,600,000 Series D issued and outstanding as of September 30, 2014; none issued as
of December 31, 2013.	2,000,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
70,261,668 and 68,611,668 shares issued and outstanding
as of September 30, 2014 and December 31, 2013.	70,262	68,612
Additional paid in capital	21,015,622	19,892,272
Accumulated deficit	(17,100,897)	(15,034,301)
Total stockholders' equity	5,987,202	4,928,798

Total liabilities and stockholders' equity	$7,066,591	$5,522,434

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013

Revenue, net	$127,495	$291,955	$329,897	$880,583

Cost of goods sold	200,899	$279,789	595,092	1,041,898
Gross profit (loss)	(73,404)	12,166	(265,195)	(161,315)

Operating expenses
Accounting fees	34,258	3,609	91,980	36,626
Telephone and internet	7,731	10,474	19,000	27,384
Rent expense	27,210	36,472	83,469	86,076
Travel and entertainment	-	1,127	-	12,795
Legal and other professional fees	31,808	62,864	47,881	85,913
Payroll	45,562	128,554	207,690	289,632
Insurance	24,959	40,473	54,560	94,356
Impairment expense	-	60,677	-	60,677
General and administrative expenses	531,474	934	1,272,536	162,170
Total operating expenses	703,002	345,184	1,777,116	855,629

Loss from operations	(776,406)	(333,018)	(2,042,311)	(1,016,944)

Other expense
Interest expense	(14,412)	-	(24,285)	-

Loss for the period	(790,818)	(333,018)	(2,066,596)	(1,016,944)

Deemed dividend	(1,875,969)	-	(1,875,969)	-

Net loss attributable to common shareholders	$(2,666,787)	$(333,018)	$(3,942,565)	$(1,016,944)

Basic and diluted loss per share	$(0.04)	$(0.005)	$(0.06)	$(0.01)

Weighted average shares outstanding
Basic and diluted	69,725,954	68,624,517	69,281,889	68,624,517

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Cash Flow
Unaudited

	Nine months ended September 30
	2014	2013
Cash flows from operating activities
Net loss	$(2,066,596)	$(1,016,944)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	293,900	297,236
Bad debt expense	-	20,918
Stock based compensation	1,125,000	-
Impairment expense	-	60,677
(Increase) decrease in current assets
Accounts receivable	12,428	172,600
Prepaid expenses and other current assets	(16,671)	90,024
Inventory	-	1,176
Deposits	-	(9,959)
Increase (decrease) in current liabilities
Accounts payable and accrued expenses	(100,953)	167,297
Net cash used in operating activities	(752,892)	(216,975)

Cash flows from investing activities
Acquisition of project assets	(1,200)	(174,832)
Acquisition of property and equipment	(29,999)	(97,501)
Net cash used in investing activities	(31,199)	(272,333)

Cash flows from financing activities
Borrowing of finance contract	81,581	-
Repayment of finance contract payable	(94,648)	(57,440)
Proceeds from (repayments to) related party	599,773	140,000
Net cash provided by financing activities	586,706	82,560

Net increase (decrease) in cash and cash equivalents	(197,385)	(406,748)

Cash and cash equivalents, beginning balance	197,385	468,081
Cash and cash equivalents, ending balance	$-	$61,333

Supplementary information
Cash paid during the year for:
Interest	$17,295	$-
Income taxes	$800	$-

Non-cash financing activities
Preferred stock subscription	$2,000,000	$-
Deemed dividend on Series D Preferred Stock	1,875,969	-

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
September 30, 2014
Unaudited

NOTE 1 - ORGANIZATION AND OPERATIONS

808 Renewable Energy Corporation, (the “Company”, “we”, “our” or “808 Renewable”), located in Garden Grove, California, was incorporated, on May 13, 2009, in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing combined heat and power renewable energy products, also referred to as distributed generation energy facilities. The Company is also engaged in the business of purchase and sale of power generation equipment, and in the operation, repair, and maintenance of same, for itself, as well as for other energy facility owners.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2014, the Company incurred net losses of $2,066,596 after deducting $1,125,000 for non-cash stock based compensation and as of the same date has an accumulated deficit of $17,100,897.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2014
Unaudited

NOTE 4 - RELATED PARTY TRANSACTIONS

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.

As of September 30, 2014 the Company drew $599,773 from the revolving note, which remained outstanding at September 30, 2014.  The full amount was repaid on October 7, 2014.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014, the Company issued 1,650,000 fully vested shares to the CEO, the board of directors and two individuals for services provided.  The shares have a fair value of $1,125,000 which was recognized as stock based compensation for the nine months ended September 30, 2014.

On September 29, 2014, the Board of Directors established the Series D Preferred Stock, consisting of 8,000,000 shares with no par value.  The Series D Preferred shareholders are entitled to receive cumulative quarterly dividends at the rate of $0.15 per share per annum and will share in any liquidation, or dissolution, preference to any other distribution to the holders of common shares, an amount equal to $1.25 for each outstanding share.  The holders of the Series D Preferred Stock shall have the right to convert, at their option, 24 months after the date of issuance, into common shares at a price equivalent to 40% of the Company's average market price for ten trading days prior to conversion.  The Series D Preferred Stock will automatically convert to common stock upon the earlier of (i) 24 months from the purchase date or (ii) the date specified by written consent or agreement of the holders of a majority of the outstanding shares of Series D Preferred Stock.

On September 30, 2014, a member of our Board of Directors subscribed to 1,600,000 preferred shares at a cost of $1.25 per share. The proceeds from the subscription were received in October 1, 2014. The Company has determined that as of September 30, 2014, the Series D Preferred Stock is convertible because of the "automatic conversion" feature in the stock.  The Company evaluated the embedded conversion option of the preferred stock under FASB ASC 815-15 and determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated.   The Company evaluated the preferred stock for a beneficial conversion feature under FASB ASC 470-20 and determined that a beneficial conversion feature of $1,875,969 existed which has been fully recognized as a deemed dividend to the preferred shareholder.

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2014, the Company received the $2,000,000 proceeds from the preferred stock subscription.

On October 7, 2014, the Company repaid in full the related party payable, to the CEO, of $599,773.

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

We have experienced total net losses since inception of approximately $17,100,897.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, line of credit available from our CEO, Patrick Carter and the proceeds from the sale of series D Preferred stock available at September 30, 2014 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents, line of credit available at September 30, 2014 plus the potential proceeds from the sale of series D Preferred Stock and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash needs through December 31, 2015.  Beyond December 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

  If we are unable to raise additional capital in 2015 we may need to terminate and/or adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense, for the nine months ended September 30, 2014 or for the year ended December 31, 2013.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers’ buildings. As of September 30, 2014, the Company had 6 operating energy systems.

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

Results of Operations

For the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

Revenues, from the delivery and sale of electricity and related products, including professional services, for the three months ended September 30, 2014 were $127,495 compared to $291,955 for the same period in 2013, a decrease of $164,460 or 56.3%. The decrease in revenues was primarily due to a decrease in the number of installed CHP systems operating throughout the three months compared to the same period in 2013. We did not generate any professional fees from energy developer revenue during the three months ended September 30 2014 or the three months ended September 30, 2013.

During the three months ended September 30, 2014, the Company operated, intermittently, a total of 22 CHP energy systems, representing 1,396,625 kWh of total energy sold, compared to 30CHP energy systems, representing 1,881,836 kWh of installed electricity plus thermal energy for the same period in 2013, a decrease of 485,211 kWH or 25.8%.

During the three months ended September 30, 2014, cost of sales, including depreciation, of $86,321 was$200,899 compared to $279,789 including depreciation of $85,171 for the same period in 2013, a decrease of $78,890 or 28.2%.  The cost of fuel was $57,653 for the three months in 2014, compared to $122,634 for the same period in 2013, a decrease of $64,981 or 53%.

Total operating expenses for the three months ended September 30, 2014 were $790,818 which included stock based compensation of $450,000 compared to $340,818 for the same period in 2013, a decrease of $92,182 or 26.7% after removing the stock based compensation.  The decrease is the result of managements’ efforts to reorganize the administrative business model and to operate more efficiently.

The loss from operations for the three months ended September 30, 2014 was $776,406 or $326,406 after deducting $450,000 for stock based compensation, an increase of $7,800 or 2.3% compared to the same period in 2013.

For the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Revenues, from the delivery and sale of electricity and related products, including professional services, for the nine months ended September 30, 2014 were $329,897 compared to $880,583 for the same period in 2013, a decrease of $550,686 or 62.5%. The decrease in revenues was primarily due to a decrease in the number of installed CHP systems operating throughout the nine months compared to the same period in 2013. We generated $6,321 of energy developer revenue in 2014 compared to none for the same period in 2013.

During the first nine months of 2014, the Company operated 22 CHP energy systems, representing 3,470,613 kWh of total energy sold, compared to 30CHP energy systems, representing 6,387,394 kWh of installed electricity plus thermal energy for the same period in 2013, a decrease of 45.7%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

For the nine months ended September 30, 2014, cost of sales, including depreciation, of $258,092 was $595 092 compared to $1,041,898 including depreciation of $256,842 for the same period in 2013, a decrease of $446,806, or 42.9%. The cost of fuel was $154,103 for the nine months of 2014, compared to $370,324 for the same period in 2013, a decrease of $215,221 or 58.1% primarily due to lower run hours at our CHP plants.

During the three months ended September 30, 2014, cost of sales, including depreciation, of $86,321 was $200,899 compared to $279,789 including depreciation of $85,171 for the same period in 2013, a decrease of $78,890 or 28.2%.  The cost of fuel was $57,653 for the three months in 2014, compared to $122,634 for the same period in 2013, a decrease of $64,981 or 53%.

During the first nine months of 2014, our gross margins were (80%) compared to (18%) for the same period in 2013, primarily due to the decrease in our CHP plant revenue and the stubbornly high fuel prices during the nine months ended September 30, 2014. Our CHP energy margins excluding depreciation were at (2.2%) for the nine months of 2014, compared to 10.9% for the same period in 2013.

Operating Expenses

Our operating expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our operating expenses for the nine months ended September 30, 2014 were $1,777,116 after including $1,125,000 of stock based compensation, which includes $825,000 paid to our directors for services provided during 2013 and 2014, plus $300,000 of stock based compensation paid to two previous employees for past services, compared to $855,629 for the same period in 2013, a decrease of $203,513 or 23.8 % after removing the stock based compensation. The decrease was mainly due to a decrease in internal payroll and insurance costs.

Loss from Operations

The loss from operations for the nine months ended September 30, 2014 was $2,042,311 inclusive of stock based compensation amounting to $1,125,000, of which $825,000 was paid  to our directors for services provided during 2013 and 2014, and $300,000 was paid to two previous employees for past services which had been agreed to but inadvertently not done, compared to a loss of $1,016,944 for the same period in 2013, an increase of $1,025,367 or 100.8% or a decrease of $99,633 or 9.8% after removing the stock based compensation.  The decrease in the operating loss was due to better cost controls; greater energy developer and energy service revenue, and lower costs at our company owned CHP plants due to fewer operation hours.  Our non-cash compensation expense was $0 in 2013.

 Liquidity and Capital Resources

Total current assets at September 30, 2014 were $2,178,954 an increase of $1,806,858 compared to $372,096 at December 31, 2013. Included in current assets were subscription receivable of $2,000,000, the proceeds of which were collected in October 1, 2014.   The increase in prepaid expenses of $16,671 was due to the renewal of insurance premiums, while the decrease, of $12,428 in accounts receivable was due to the collection of outstanding invoices in the normal course of business. During that the same period, accounts payable and accrued expenses decreased $100,953 and required the use of cash of that amount, during the nine month period in 2014 as compared to an increase totaling $167,297 in 2013.

During the nine months ended September 30, 2014, the investing activities of the company’s operations were for expenditures of $31,199 to enhance the value of project assets. During the same nine month period in 2013, the Company utilized $272,333 for those same investing opportunities.

The Company borrowed $599,773 from its line of credit with the Company CEO, Patrick Carter, all of which was repaid on October 7, 2014.

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

We anticipate re-commissioning three additional facilities in the first quarter of 2015  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for all three plants is estimated to be approximately $900,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more of the plants, but the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 4, 2014 the Company issued 750,000 shares to its CEO as compensation.

On September 30, 2014, the Company issued, to a director, 1,600,000 Series D Preferred Shares, pursuant to a Stock Subscription Agreement for $2,000,000, which funds were received by the Company, on October 1, 2014.

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
Date: November 19, 2014