Form 10-K
period 2014-12-31
808 RENEWABLE ENERGY CORP
filed 2015-07-14
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Registrant's Telephone Number, Including Area Code: (714) 891 8282

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☒
..
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the Company's common stock had not begun to trade and therefore there was no market value of the voting shares of the registrant held by non-affiliates.  However, an aggregate of 30,583,035 shares of common stock was held directly or by affiliates and officers of the registrant and have been included in the number of shares held by affiliates.

On June 29, 2015, the Company had 4,416,000 series D preferred shares and 70,261,668 common shares outstanding.

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

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "COULD," "INTENDS," "TARGET," "PROJECTS," "CONTEMPLATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS' OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

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

SEE "ITEM 1A. RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

808 RENEWABLE ENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1:  Business

Our Company

808 Renewable Energy Corporation (the "Company", "we", "our") was formed as a Nevada corporation in May 2009 for the purpose of acquiring, developing, owning and managing renewable and efficient energy projects throughout the United States. Before forming 808 Renewable Energy Corporation, we operated 808 Energy 3, LLC, a Nevada limited liability company formed in January 2009 for the purpose of acquiring, re-commissioning and operating distributed generation ("DG") energy facilities, also known as combined heat and power ("CHP") plants. On August 20, 2010, 808 Renewable acquired all of the then-outstanding units of membership interest of 808 Energy 3, LLC not then already owned by 808 Renewable, thereby making 808 Energy 3, LLC a wholly-owned subsidiary of 808 Renewable. We also acquired 808 Energy 2, LLC, a Nevada limited liability company formed in August 2008 to acquire the CHP plant located at Pacific Clay Products, Inc. in Lake Elsinore, California. Effective as of June 30, 2011, 808 Renewable acquired all of the then-outstanding units of membership interest of 808 Energy 2, LLC not then already owned by 808 Renewable, thereby making 808 Energy 2, LLC a wholly-owned subsidiary of 808 Renewable.

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

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced and charge our customers accordingly. We agree to install, operate, maintain and repair our energy systems at our sole cost and expense. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of up to 15 years, with renewable provisions upon the mutual agreement of the parties

For the customers that want to own their CHP system, we offer our "turn-key" option whereby we provide equipment, systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we are also paid a fee to operate the systems and charge for those systems on a negotiated basis.

During 2014, the Company had seven revenue producing operational energy systems, one of which was operational for the month of January 2014, but due to a change of ownership at that location, ceased to be revenue producing at January 31, 2014.

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

We have incurred losses in each year, since 2009, totaling $15,034,301 through December 31, 2013 and $19,583,832 through December 31, 2014.  There is no assurance that profitability will be achieved in the near term, if at all.

We may have to increase our operating expenses substantially as we pursue our current business strategy. Because we will incur these increased operating expenses before we receive any significant revenue from our efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that our efforts are more expensive than we currently anticipate which would further increase our losses. Also, if our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, then our losses will increase significantly. We are unable to provide any assurance or guarantee that our company will become profitable or generate positive cash flow at any time in the future. Even if we were to achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Our success depends on our ability to maintain and expand our operational and maintenance capabilities.

Our success largely depends on our ability to maintain and expand our ability to re-commission plants and then operate and maintain the projects we acquire or develop. Our in-house capabilities are limited by our small number of employees and limited experience. If we are unable to hire and train qualified employees to successfully re-commission and operate our facilities, we may not be able to efficiently operate the projects. Failure to operate efficiently may result in losses and ultimately the failure of the business and the loss of our stockholders' entire investment in our company.

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

The development of a successful market for our environmentally-friendly energy generation products, services, capabilities and systems may be adversely affected by a number of factors, many of which are beyond our control, including:

●	our failure to create or acquire energy generation products, services, capabilities and systems that compete favorably against other energy generation products, services, capabilities and systems on the basis of cost, quality and performance;
●	our failure to generate environmentally-friendly energy that competes favorably against conventional energy sources on the basis of cost, quality and performance;
●	whether or not customers will accept our environmentally-friendly alternatives for energy; and
●	our failure to develop and maintain successful relationships with distributors, system integrators, facility and project developers, resellers (if any) and strategic partners.

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

We will need additional capital to continue and expand our operations and to implement our business strategy. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of our existing energy generation products, services, capabilities and systems. We are unable to provide any assurance or guarantee that additional capital will be available when needed by our company or that such capital will be available under terms acceptable to our company or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities of our company, the percentage of ownership of our company by our company's stockholders will be reduced, our company's stockholders may experience additional dilution, and such securities may have rights or preferences senior to those of our common stock. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance energy generation products, services, capabilities and systems or otherwise respond to competitive pressures would be limited significantly. This limitation could, substantially, harm our business, results of operations and financial condition.

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

In its audit opinion issued in connection with our balance sheets as of December 31, 2014 and 2013 and our statements of operations, stockholders' equity and cash flows for the years then ended, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our recurring losses and negative operating cash flows. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. Our ability to become a profitable operating company is dependent on obtaining financing adequate to fulfill our research and market introduction activities and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. The doubts relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise the necessary amount of capital.

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

In January 2015, we were notified that the U.S. Securities and Exchange Commission (SEC) had commenced an investigation of our Company and certain of our officers and directors.  We have received and responded to numerous subpoenas directed to us and to Patrick S. Carter, our CEO.  We are informed that Thomas Grainger, a director, and several employees have also received subpoenas and are responding thereto.  The SEC is investigating alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The SEC has also issued numerous subpoenas to banks and financial institutions at which we or our officers and directors maintain accounts.  The investigation is, at this point, merely fact finding and no formal proceedings have been instituted against us or any related person.

Item 4:    Mine Safety Disclosures.

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The United States Security and Exchange Commission declared the Company's registration statement effective as of January 24, 2014. The Company listed its common stock on the OTCQX exchange and was available for trading on July 22, 2014.

The OTC Pink is the bottom tier of the OTC market. OTC Pink is a speculative trading marketplace that helps broker dealers get the best prices for investors. OTC Pink has no financial standards or reporting requirements, but companies in this tier choose the level of information they provide to investors and may have current, limited or no public disclosure.

The reported high and low bid and ask prices for our common stock are shown below for the period from July 22, 2014 through June 30, 2015.

2014 Fiscal Year	High Bid	Low Bid

Fourth Quarter: 10/1/14 to 12/31/14	$0.75	$0.15
Third Quarter: 7/1/14 to 9/30/14	$3.50	$0.20

2015 Fiscal Year	High Bid	Low Bid
Second Quarter: 4/1/15 to 6/30/15	$0.66	$0.12
First Quarter: 1/1/15 to 3/31/15	$0.44	$0.07

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, before a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer also must provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

As of July 2, 2015, there were 547 holders of our common stock, 0 holder of Series B Preferred Stock, 0 holders of our Series C Preferred Stock and 3 holders of our Series D preferred stock

Dividends

During 2013 and 2014 we have not paid any cash dividends on our common stock since inception nor have we paid any dividends on the Series A Preferred Stock or the Series D Preferred Stock. There are no plans to pay cash dividends on common shares.  The Series D Preferred shares will be entitled to a dividend of $0.15 per share, to be paid quarterly.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth all common stock available for issuance under equity compensation plans approved by the shareholders.  There are no plans that have not been approved by the shareholders and no other class of equity securities is subject to any plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected as outstanding)

Equity Compensation Plans approved by security holders	-	-	-

Item 6:    Selected Financial Data.

Not applicable.

Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review "Item 1A. Risk Factors" of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers' buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers' local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. Our revenues commence as new energy systems become operational. During 2014 and 2013, we had seven and eight, respectively, energy systems that were operational and revenue producing during the year.  On December 31, 2014 two of the sites were rendered non-operational as a result of maintenance issues and one was non-operational at the owners' request.  On December 31, 2013, two of the sites were non-operational due to maintenance issues.

Revenues from operation and maintenance services are recorded when provided and verified.

We have experienced total net losses since inception of approximately $19,583,832 for the year ended December 31, 2014 and $15,034,301 for the year ended December 31, 2013.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2014 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the ensuing twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2014 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through September 30, 2015.  Beyond September 30, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company's operations are comprised of several business segments. The selling of energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements; the sale of professional services to clients that own their own distributed generating and CHP plants.

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

On August 8, 2013 the Company entered into a one year revolving line of credit agreement with Patrick Carter the Company's Chief Executive Officer. Under the terms of the agreement, Mr. Carter agreed to lend to the Company on a revolving line of credit basis a principal amount up to $1,000,000. All sums advanced pursuant to this agreement bear interest, at the rate of 10%, from the date of each advance until repaid in full.  The contract is secured by corporate assets. All advances loaned during the 2014 and 2013 fiscal years were repaid previous to each December 31 year end.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $1,684,334 and $0 for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of December 31, 2014 and  2013 the Company had 4 and 6 operating energy systems, respectively.

Each month, the Company obtains readings from its energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity) from its customers' local energy utility, and the energy services agreement entered into with each customer, to derive the value of the monthly energy sales, less the applicable negotiated discount.  The Company's revenues per customer, on a monthly basis, will vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) obtained from its customers' local energy utility.

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

Impact of New Accounting Pronouncements

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company's results of operations, financial position or cash flows.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013

Revenues, from the delivery and sale of electricity and related products, including professional services, in the full year of 2014 were $415,333 compared to $1,060,423 for the same period in 2013, a decrease of $645,090 or 61%. In addition, during 2013 the Company earned $196,261 from the sale of a project asset. The decrease in revenues was primarily due to a decrease in the number of operational hours of installed CHP systems operating compared to the same period in 2013. Our CHP Energy Production Revenue in 2014 was $409,012 compared to $997,302 for the same period in 2013, a decrease of $588,290 or 59%.  However our Energy Services revenue in 2014 was $6,321 compared to $63,121 for the same period in 2013.  For the first time, during 2013, the Company performed billable services and recorded revenue from the maintenance of energy systems which it did not itself own. Our Energy Developer revenue in 2014 decreased to $6,321 compared to $63,121 for the same period in 2013.  The revenue from our Energy Developer projects will vary substantially per period.  Although the service has been available and has been offered throughout 2014, no new contracts were consummated.

Throughout the full year of 2014, the Company operated energy systems, at seven locations, representing 4,519,030 kWh of total energy sold.  On December 31, 2014, two of those systems were off line for maintenance and were not revenue producing at that time, and one of those locations changed ownership during 2014 and the system on that building was abandoned in February 2015.  The Company does not anticipate any recovery or future liability as a result of that transaction. In 2013 the Company operated eight energy systems representing 7,690,959 kWh of total energy sold, a decrease of 41%. Two of those systems were revenue producing for portions of the entire year.  The Energy Production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, for the full year of 2014 was $863,167 compared to $1,441,967 compared for the same period in 2013. Included in the cost of sales was depreciation expense of $326,865 for the full year of 2014 compared to $343,410 for the full year of 2013, a decrease of $16,545, or 5%. The cost of fuel was $212,774 for the year ended December 31, 2014 as compared to $521,916 in the full year of 2013, a decrease of $309,142 or 59% primarily due to lower run hours at our CHP plants.

During the full year of 2014 our gross margin was -107.8%, compared to -14.7% for the year ended 2013, primarily due to the decrease in our CHP plant revenue and the stubbornly high fuel prices during the year. Our CHP energy margins excluding depreciation were at -29.1% for the year ended December 31, 2014 as compared to 14.9% in the full year of 2013.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the full year of 2014 were $4,077,270 which included stock based compensation of $1,125,000; impairment expense of $1,684,334 and depreciation of $47,744, compared to $1,011,351, which included no charges for stock based compensation or impairment expense and depreciation of $51,640 for the same period in 2013, an increase of $3,065,919 or 303.2%. The increase was also due to an increase in management salary of $360,000, increases in payroll costs and increased fees related to the public company financial report preparation and filings.

Loss from Operations

The loss attributable to common shareholders in the full year of 2014 was $9,985,500 compared to $1,200,496 for the same period in 2013, an increase of $8,785,004 or 731.8%. Included in the loss attributable to common shareholders, for the year ended December 31, 2014, is a deemed dividend, arising from the sale of series D preferred shares.  After removing that item the increase in the operating loss was due to payment of a management salary of $360,000; non-cash expense of $1,125,000 for stock based compensation; and impairment cost of $1,684,334 to fully impair non-producing facilities.

 Liquidity and Capital Resources

Total current assets at December 31, 2014 were $4,141,211, an increase of $3,769,115 compared to $372,096 at December 31, 2013. Included in current assets were cash and cash equivalents of $4,006,824, an increase of $3,809,439 compared to $197,385  at December 31, 2013.  The increase in cash was due to the sale of Series D preferred shares and the receipt of the proceeds derived therefrom.  As the result of reduced revenue generation, accounts receivable at December 31, 2014 compared to December 31, 2013 were $44,111 and $126,223, a reduction of $82,112.

Cash used in operating activities was $1,277,619 in the 12 months ended December 31, 2014 compared to $349,925 in the twelve months ended December 31, 2013, an increase of $927,694. The increase is mainly due to an increase in the operating loss for the year ended December 31, 2014, to $1,365,588 after removing non-cash expenses of $3,183.943, compared to the net loss of $679,541 for the year ended December 31, 2013, after removing non-cash expenses of $520,955. The company's accounts receivable balance, on December 31, 2014, decreased to $44,111 from $126,223 as of December 31, 2013 after writing off $89,594 in uncollectible accounts. Likewise, prepaid expenses increased as of December 31, 2014 by $26,212. Accounts payable decreased to $479,740 for the year ended December 31, 2014 compared to $549,777 in the year ended December 31, 2013 utilizing an additional $20,355 cash.

The Company made no changes that would result in cash used for investing activities during the year ended December 31, 2014 other than $28,986 worth of enhancements to existing facilities.  During 2013, the investing activities of the company's operations were for expenditures of $177,176, to enhance the value of project assets, which after the sale of a plant with a net value of $239,989, resulted in cash creation of $436,250 and the expenditure of $108,750 to purchase property and equipment.

During the year ended December 31, 2014 the Company sold 4,416,000 Series D Preferred shares for a total of $5,520,000. There was no comparable financing activity during the year ended December 31, 2013.  During the year ended December 31, 2014 the Company paid $250,122 to purchase, in the open market, 716,990 shares of the Company's common stock and $104,161 to reduce the balance of a finance contract as compared to $71,095 for the year ended December 31, 2013.

 Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers' premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 9 months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond August 31, 2014, we may need to raise additional capital through a debt financing or an equity offering to meet our company's operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

We anticipate completing the re-commissioning of three additional facilities during the 2015 calendar year..  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for all three plants is estimated to be approximately $900,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more of the plants, but the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
808 Renewable Energy Corporation
Garden Grove, California

We have audited the accompanying balance sheets of 808 Renewable Energy Corporation (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 808 Renewable Energy Corporation as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
July 13, 2015

808 Renewable Energy Corporation
Balance Sheets

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$4,006,824	$197,385
Accounts receivable-net	44,111	126,223
Prepaid expenses and other current assets	90,276	48,488
Total current assets	4,141,211	372,096

Long term assets
Project assets, net	2,902,277	4,882,190
Property, plant and equipment, net	179,645	229,689
Deposits	38,459	38,459
Total long term assets	3,120,381	5,150,338

Total assets	$7,261,592	$5,522,434

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$479,749	$549,777
Finance contracts payable	7,698	43,859
Total current liabilities	487,447	593,636

Stockholders' equity
Series A Preferred stock, $0.001 par value, 20,000,000 shares authorized;
2,215,259 issued and outstanding as of December 31, 2014 and 2013,
respectively.	2,215	2,215
Series D Preferred stock, no par value; 8,000,000 shares authorized; 4,416,000 issued and outstanding as of December 31, 2014; none issued as
of December 31, 2013.	5,520,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
70,261,668 and 68,611,668 shares issued and outstanding
as of December 31, 2014 and 2013, respectively.	70,262	68,612
Treasury stock - 716,990 shares	(250,122)	-
Additional paid in capital	21,015,622	19,892,272
Accumulated deficit	(19,583,832)	(15,034,301)
Total stockholders' equity	6,774,145	4,928,798

Total liabilities and stockholders' equity	$7,261,592	$5,522,434

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Statements of Operations

	For the years ended
	December 31,
	2014	2013

Revenue, net	$415,333	$1,060,423
Gain on sale of project asset	-	196,261
	415,333	1,256,684
Cost of goods sold	863,167	1,441,967
Gross (loss)	(447,834)	(185,283)

Operating expenses
Accounting fees	122,474	101,060
Telephone and internet	25,463	32,296
Rent expense	112,851	112,532
Travel and entertainment	4,473	32,022
Legal and other professional fees	51,277	75,406
Payroll	673,142	331,500
Insurance	124,094	152,316
Impairment expense	1,684,334	-
General and administrative expenses	1,279,162	174,219
Total operating expenses	4,077,270	1,011,351

Loss from operations	(4,525,104)	(1,196,634)

Other expense
Interest expense	24,427	3862

Loss for the period	(4,549,531)	(1,200,496)
Deemed dividends	(5,375,969)	-
Cumulative dividend-Series D Preferred	(60,000)	-

Net loss attributable to common shareholders	$(9,985,500)	$(1,200,496)

Basic and diluted loss per share	$(0.14)	$(0.02)

Weighted average shares outstanding
Basic and diluted	69,531,531	68,621,278

See accompanying notes to financial statements

808 Renewable Energy Corporation
Statements of Changes in Stockholders' Equity

	Preferred A		Preferred D				Treasury Stock		Additional
	Shares	Par	Shares	No Par Value	Common Shares	Par	Shares	Par	Paid In Capital	Accumulated Deficit	Stockholders' Equity

Balances at December 31, 2012	2,215,259	$2,215	-	$-	68,624,517	$68,625	$-	$-	$19,892,259	$(13,833,805)	$6,129,294

Common stock canceled	-	-	-	-	(12,849)	(13)	-	-	13	-	-

Loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(1,200,496)	(1,200,496)

Balances at December 31, 2013	2,215,259	2,215	-	-	68,611,668	68,612	-	-	19,892,272	(15,034,301)	4,928,798

Common shares issued for past services	-	-	-	-	1,650,000	1,650	-	-	1,123,350	-	1,125,000

Preferred D shares issued for cash	-	-	4,416,000	5,520,000	-	-	-	-	-	-	5,520,000

Discount on the preferred stock related to the beneficial conversion feature	-	-	-	(5,375,969)	-	-	-	-	5,375,969	-	-

Accretion of discount as deemed dividend	-	-	-	5,375,969	-	-	-	-	(5,375,969)	-	-

Treasury stock	-	-	-	-	-	-	(716,990)	(250,122)	-	-	(250,122)

Loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(4,549,531)	(4,549,531)

Balances at December 31, 2014	2,215,259	$2,215	4,416,000	$5,520,000	70,261,668	$70,262	(716,990)	$(250,122)	$21,015,622	$(19,583,832)	$6,774,145

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Statements of Cash Flow

	For the years ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(4,549,531)	$(1,200,496)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	374,609	395,050
Bad debt expense	-	20,918
Impairment of fixed assets	1,684,334	-
Write off of inventory	-	104,987
Gain on sale of project asset	-	(196,261)
Stock based compensation	1,125,000	-
(Increase) decrease in current assets
Accounts receivable	82,112	179,645
Prepaid expenses and other current assets	26,212	108,550
Deposits	-	(9,959)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(20,355)	247,641
Net cash provided by (used in) operating activities	(1,277,619)	(349,925)
Cash flows from investing activities
Proceeds from sale of asset	-	436,250
Acquisition of project assets	(28,986)	(177,176)
Acquisition of property and equipment	-	(108,750)
Net cash used in investing activities	(28,986)	150,324
Cash flows from financing activities
Repayment of finance contract	(104,161)	(71,095)
Proceeds from sale of preferred stock	5,520,000	-
Cash used to repurchase common shares	(250,122)	-
Proceeds from related party debt	550,100
Repayment of related party debt	(599,773)
Net cash provided by financing activities	5,116,044	(71,095)

Net increase (decrease) in cash and cash equivalents	3,809,439	(270,696)

Cash and cash equivalents, beginning balance	197,385	468,081
Cash and cash equivalents, ending balance	$4,006,824	$197,385
Supplementary information
Cash paid during the year for:
Interest	$24,285	$3,862
Income taxes	$800	$-

Supplementary disclosure for non cash investing and
financing activities
Settlement of liabilities through related party debt	$49,673	$-
Deemed dividend on the Series D Preferred stock	5,375,969	-
Financing insurance premium	68,000	57,514
Discount on the preferred stock related to BCF	5,375,969	-

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND OPERATIONS

808 Renewable Energy Corporation, (the "Company", "808 Renewable", "we", or "us"), located in Garden Grove, California, was incorporated, on May 13, 2009, in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing combined heat and power renewable energy products, also referred to as distributed generation energy facilities. The Company is also engaged in the business of purchase and sale of power generation equipment, and in the operation, repair, and maintenance of same, for itself, as well as for other energy facility owners.

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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of December 31, 2014 and December 31, 2013, includes amounts for energy and other services provided to customers.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectable based on historical experience and management's evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. The Company determined that $20,918 was required at December 31, 2013 and no allowance was required as at December 31, 2014.

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

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

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

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $1,684,334 and $0 for the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of December 31, 2014 and 2013, the Company had four and six operating energy systems, respectively.

Each month, the Company obtains readings from its energy meters to determine the amount of energy produced for each customer. The Company multiplies these readings by the appropriate published price of energy (electricity) from its customers' local energy utility, and the energy services agreement entered into with each customer, to derive the value of the monthly energy sales, less the applicable negotiated discount.  The Company's revenues per customer, on a monthly basis, will vary based on the amount of energy produced by its energy systems and the published price of energy (electricity, natural gas or oil) obtained from its customers' local energy utility.

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

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014 and 2013.

Stock-Based Compensation
The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period (usually the vesting period), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company's stock or the expected future volatility. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Loss per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2014 and December 31, 2013.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2014 the Company incurred a net loss attributable to common shareholders of $9,985,500, which included a deduction for a deemed dividend to Preferred D Stockholders of $5,375,969; a deduction for stock based compensation of $1,125,000; and a deduction for impairment of long term assets of $1,684,334, compared to a net loss of $1,200,496, for the year ended December 31, 2013.    The Company's accumulated deficit was $19,583,832 and $15,034,301 as of December 31, 2014 and December 31, 2013, respectively.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the unamortized Directors and Officers liability insurance premium and the unamortized portion of the general liability insurance premium.

NOTE 5 - PROJECT ASSETS

Project assets consisted of the following as of:

	December 31
	2014	2013
Co-generation equipment	$4,194,764	$6,126,191
Less: accumulated depreciation	(1,292,487)	(1,244,001)
	$2,902,277	$4,882,190

Depreciation expense for project assets for the years ended December 31, 2014 and 2013 was $326,865 and $343,410, respectively.  These amounts are included in cost of goods sold in the statements of operations.

During the years ended December 31, 2014 and  2013 the Company recognized impairment expense on co-generation equipment of $1,684,334 and $0, respectively.  The impairment was recognized due to the termination of several energy service contracts related to the co-generation equipment in those locations.

During the year ended December 31, 2013, the Company sold the co-generation equipment in the 50 Beale Street location to a third party for $2 million with an initial payment of $463,250.  The buyer issued a note on the remaining amount of $1,563,750 which is subject to annual interest of 3% and required quarterly payments of $11,526 beginning on May 1, 2014 and will continue for an additional 20 quarters at which time the balance shall be due and payable. In accordance with ASC605-10-25, the Company recognized revenue on the sale in accordance with the cost recovery method.   As such, only the excess of the initial payment over the net book value of the asset of $196,261 was recognized into income during the year ended December 31, 2013.  No profit is recognized on the principal and interest due to the Company until cash payments are received from the buyer.  No additional payments have been received to-date.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31
	2014	2013
Computers	$30,149	$30,149
Trucks	21,500	21,500
Furniture and fixtures	225,766	225,766
Leasehold improvements	97,379	99,679
	374,794	377,094
Less: accumulated depreciation	(195,149)	(147,405)
	$179,645	$229,689

Depreciation expense for the years ended December 31, 2014 and 2013 was $47,744 and $51,640 respectively. These amounts are included in general and administrative expenses in the statements of operations.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of:

	2014	2013
Trade accounts payable	$453,933	$499,804
Accrued professional fees	22,500	46,251
Uncashed dividend checks	3,316	3,722
	$479,749	$549,777

 NOTE 8 – FINANCE CONTRACTS PAYABLE

During 2014, the Company financed the acquisition of its directors and officers insurance through a finance contract in the amounts of   $68,000 plus interest at an annual  rate of 4% requiring nine equal monthly payments of $7,698.  As of December 31, 2014, the balance on this loan amounted to $7,698.  During 2013, the Company financed the acquisition of, both, its liability and directors and officers insurance through finance contracts in the amounts of $44,000 and $13,515 , respectively.  The loans bore annual interest of 9.78% and 10.53% and each required nine equal monthly payments of $5,090 and $1,568, respectively.  As of December 31, 2013, the balance on these loans amounted to $43,859.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 9 - RELATED PARTY TRANSACTIONS

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.  The Company had drawn $550,100 from the revolving note.  The CEO also paid, on behalf of the Company, $49,673 of its outstanding payables.   The total liability to the CEO of $599,773 was fully paid as of December 31, 2014.

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company's office and warehouse facility on a gross lease of $8,000 per month.

On September 30, 2014, a member of our Board of Directors subscribed to 1,600,000 preferred shares at a cost of $1.25 per share for total proceeds of $2 million. On December 31, 2014, the same director subscribed to an additional 2,800,000 preferred shares on the same terms and conditions as the previous transaction for total proceeds of $3.5 million.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

During the year ended December 31, 2013, the Company recorded the cancelation of 12,849 common shares that had been erroneously issued. There were no issuances of common stock for the years ended December 31, 2014 and December 31, 2013.

During the year ended December 31, 2014, the Company issued 1,650,000 fully vested shares to the CEO, the board of directors and two individuals for services provided.  The shares have a fair value of $1,125,000 which was recognized as stock based compensation for the year ended December 31, 2014.

During the fourth quarter the Company paid $250,122 to purchase 716,990 of its common shares.  As of December 31, 2014 the certificates were held in the Company's brokerage account and had not been returned to the transfer agent for cancelation.  Therefore they were carried on the Company's balance sheet as treasury stock.

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

There were no issuances of the Redeemable Series A preferred stock for the years ended December 31, 2014 and 2013.

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

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

There were no issuances of the Convertible Series B preferred stock for the year ended December 31, 2013.

Convertible Series D Preferred Stock

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

On September 30, 2014, a member of our Board of Directors subscribed to 1,600,000 preferred shares at a cost of $1.25 per share. On December 31, 2014, the same director subscribed to an additional 2,800,000 preferred shares on the same terms and conditions as the previous transaction. On November 3, 2014 and November 19, 2014 an unrelated investor purchased 16,000 Series D preferred shares at a per share cost of $1.25 for total proceeds of $20,000.  The Company has determined that the Series D Preferred Stock is convertible because of the "automatic conversion" feature in the stock.  The Company evaluated the embedded conversion option of the preferred stock under FASB ASC 815-15 and determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated.   The Company evaluated the preferred stock for a beneficial conversion feature under FASB ASC 470-20 and determined that a beneficial conversion feature of $5,375,969  existed which has been fully recognized as a deemed dividend to the preferred shareholder.

NOTE 11 - STOCK INCENTIVE PLAN

The Company maintains an Incentive and Non-Statutory Stock Option Plan ("Plan") for its employees and consultants. Options granted under this Plan to an employee of the Company become exercisable over a period of no longer than ten (10) years and no less than twenty percent (20%) of the shares are exercisable annually. Options are not exercisable, in whole or in part, prior to one (1) year from the date of grant unless the Board specifically determines otherwise, as provided.

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

There were no stock options granted in 2014 or 2013.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

NOTE 12– INCOME TAXES

Income taxes for the years ended December 31, 2014and December 31, 2013 are summarized as follows:

	December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-
Deferred benefit	(658,876)	(563,479)
Change in valuation allowance	658,876	563,479
Income tax expense	$-	$-

Through December 31, 2014 and December 31, 2013, the Company incurred net operating losses for tax purposes of approximately   $7,084,218 and $5,699,542 respectively.

The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2034. The availability of the Company's net operating loss carry forward is subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

Components of the deferred tax assets are limited to the Company's net operating loss carry forwards, and are presented in the table below.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

	December 31,
	2014	2013
Net operating loss carry forward	$7,084,218	$5,699,542
Deferred tax assets, net	2,833,687	2,279,817
Valuation allowance	(2,833,687)	(2,279,817)
Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended December 31, 2014 and 2013:

	2014		2013
Tax expense (benefit) at federal statutory rate	$(1,546,840)	-34%	$(408,169)	-34%
State taxes, net of federal benefit	(272,972)	-6%	(72,030)	-6%
Disallowed expenses	1,123,334	25%	-	-
Depreciation	37,602	1%	251	-
Other	-	-	8,367	1%
Change in valuation allowance	658,876	14%	471,581	40%
Tax expense at actual rate	$-	$-	$-	$-

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2014 and 2013

 NOTE 13–COMMITMENTS and CONTINGENCIES

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

701 B Street, San Diego, California

On December 22, 2000, Proxima 701, LLC and 808 Energy 3, LLC entered into a lease of approximately 172 square feet on the roof of the building located at 701 B Street, San Diego, CA, (the "premises"). As a result of a dispute arising out of the Lease, on April 23, 2014, Lessor filed an unlawful detainer action to recover possession of the premises.  This matter was resolved by way of Lessee's surrender of the premises to Lessor, and the parties thereafter executed an Acknowledgment of Surrender effective July 15, 2014, in favor of Lessor.  Subsequent to the resolution of the unlawful detainer action set forth above, Lessee was to pick up equipment located at the premises but elected to abandon the equipment because to do so was cost prohibitive. Lessor served notices of abandonment related to Lessee's equipment, which Lessee did not respond to. The potential liability related to the abandonment is for Lessor's cost of removal of the equipment, which is potentially offset by Lessee's claim for breach of an energy supply agreement between the parties. To date, there has been no attempt by Lessor to recover any expenses related to the equipment removal.

Although the Company believes that there should not be a future liability with regard to the abandonment of the equipment, referenced above, there is no certainty as to the probability of the property owners' motives.  If the Company is forced, at some future date,  to remove the equipment from the building, the estimated cost of removal and repair could be $250,000.

NOTE 14 – SUBSEQUENT EVENTS

On January 14, 2015, the Company paid Patrick Carter $2,215,259 to redeem the 2,215,259 series A preferred shares which he owned, and cancelled them.

On February 9, 2015, the Company paid Patrick Carter $99,313 to acquire 222,390 common shares which Carter had purchased on behalf of the Company for subsequent cancelation.  On April 6 and April 20, 2015 the Company paid additional amounts of $24,349 and $11,719 to Patrick Carter to reimburse him for 160,714 common shares which he purchased on behalf of the Company, also for cancelation.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes‐Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment., Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10‐K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision‐making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B:   Other Information.

None

Part III

Item 10:  Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors as of the date of this prospectus:

Name	Age	Position
Executive officers
Patrick S. Carter	43	Founder, Chairman of the Board, CEO, President, CFO, Secretary and Director
Peter Kirkbride	50	Chief Operating Officer and Director
Directors
Thomas P. Grainger	59	Director
Michael Gustason	43	Director
J. David Likens	41	Director

Executive Officers

Patrick S. Carter is the founder of our company and has served as our Chairman of the Board, CEO, President, CFO and Secretary and as a director since our inception, except that Mr. Carter did not serve as our CEO from September 20, 2010 to November 29, 2011, during which time Pascal Lorthioir served as our CEO. See "Executive Compensation—Summary Compensation Table." From August 19, 2008 to April 23, 2012, Mr. Carter was the managing member of 808 Energy 2, LLC.  Mr. Carter has held Series 3, Series 7 and Series 66 securities licenses, Health, Life, Disability and Annuity licenses and a Futures and Options Principal license. Mr. Carter also is a Certified Wealth Management Expert.

We believe that Mr. Carter possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as a commodities broker, his knowledge and experience in raising capital and his experience in the CHP industry.

Peter Kirkbride has served as our Chief Operating Officer and as a director since August 2012. From May 2010 to July 2012, Mr. Kirkbride served as Director of Finance for our company and for 808 Energy 3, LLC. From August 2009 to April 2010, Mr. Kirkbride was a Series 7 & 66 registered representative with BrokersXpress. From April 2008 to August 2009, Mr. Kirkbride served as a registered representative for Bank of America's Premier Bank. From December 2004 to April 2008, Mr. Kirkbride served as a financial advisor with UBS Financial Services. Mr. Kirkbride received his BA in Liberal Arts from the University of California, Santa Barbara. Mr. Kirkbride has held Series 3, Series 7 and Series 66 securities licenses as well as a California insurance license.

We believe that Mr. Kirkbride possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience operating our company's CHP plants, his knowledge of the alternative energy industry and his knowledge and experience in financing activities.

Directors

Thomas P. Grainger has served as a director of our company since August 2012. Since December 1989, Mr. Grainger has directed operations for the sporting consultancy, Silvertip Adventures, LLC, which Mr. Grainger founded.

We believe that Mr. Grainger possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as an investor in emerging growth companies and as a board member and his knowledge about growth strategies for developing businesses. Mr. Grainger is a business owner and investor with strong ties to the business world. We believe that Mr. Grainger's experience with corporate governance practices also will help our company comply with legal and industry standards.

Michael Gustason has served as a director of our company since October 9, 2012. Since April 1995, Mr. Gustason has owned and operated a successful furniture gallery located in Santa Barbara, California, which he founded. Mr. Gustason's furniture gallery is one of the leading retail stores in Santa Barbara County, furnishing local residents, hotels, County facilities and other large corporate accounts, such as University of California Santa Barbara, Colburn School of Music and Vandenberg Air Force Base.

We believe that Mr. Gustason possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience as a business owner and as a board member. As a business owner, Mr. Gustason founded and developed a successful marketing network in California. We believe that Mr. Gustason's experience will help our company develop better marketing networks and competitive marketing strategies.

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

Item 11:    Executive Compensation.

Mr. Carter's employment agreement with us, effective as of August 1, 2010, provides that our company will pay Mr. Carter an annual base salary of not less than $375,000.  Mr. Carter elected not to receive the annual base salary otherwise payable to Mr. Carter in 2012 under his employment agreement with us, as amended in March 2011.  In March 2011, our company and Mr. Carter entered into an amendment to our employment agreement with Mr. Carter, pursuant to which the term of his employment agreement commenced effective as of January 1, 2012 and will continue for a period of five consecutive years, unless earlier terminated. Pursuant to the employment agreement, as amended by this amendment, Mr. Carter will be entitled to compensation in addition to his base salary then in effect in the nature of a cash bonus that will be payable every quarter, at the rate of 25% of the annual rate for his base salary then in effect.   Because Mr. Carter declined to receive the compensation and bonuses as required by the contract, the total amounts of compensation and bonuses were treated as contributed to the Company.

On January 1, 2013, the August 1, 2010 employment agreement was further amended to reduce the compensation and bonuses to $1.00 for the 2013 fiscal year.

During the year ended December 31, 2014 Mr. Carter was paid $360,000.

Mr. Kirkbride was paid total compensation of $150,000 for each of the years ended December 31, 2014 and 2013 respectively.

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

In March 2011, our company and Mr. Carter entered into an amendment to our employment agreement with Mr. Carter, pursuant to which the term of his employment agreement commenced effective as of January 1, 2012 and will continue for a period of five consecutive years, unless earlier terminated. Pursuant to the employment agreement, as amended by this amendment, Mr. Carter will be entitled to compensation in addition to his base salary then in effect in the nature of a cash bonus that will be payable every quarter, at the rate of 25% of the annual rate for his base salary then in effect. In connection with entering into this amendment to our employment agreement with Mr. Carter, Mr. Carter agreed to relinquish all remuneration that otherwise would have accrued under his employment agreement with us from April 1, 2011 to December 31, 2011. For the period of January 1, 2011 through March 31, 2011, we paid an aggregate amount of $105,000 to Mr. Carter under his employment agreement with us. For the period of January 1, 2012 through December 31, 2012, we paid no compensation to Mr. Carter under our employment agreement with Mr. Carter pursuant to Mr. Carter's election not to receive amounts otherwise payable to Mr. Carter there under for that period.

In January 2013, our company and Mr. Carter entered into an additional amendment to our employment agreement with Mr. Carter, pursuant to which, under our employment agreement with Mr. Carter as amended by this amendment, Mr. Carter agreed to a salary and cash bonus of one dollar ($1.00) for the year commencing as of January 1, 2013 and ending December 31, 2013, and Mr. Carter irrevocably waived all right, title and interest in and to any amounts that would be owed or otherwise payable to Mr. Carter by our company under our employment agreement with Mr. Carter for the period commencing as of January 1, 2013 through December 31, 2013. In addition, pursuant to this amendment to our employment agreement with Mr. Carter, Mr. Carter acknowledged that, as of January 1, 2013, our company owed no additional compensation to Mr. Carter under our employment agreement with Mr. Carter for any period that precedes January 1, 2013 or for the period commencing January 1, 2013 through December 31, 2013.  Also pursuant to this amendment to our employment agreement with Mr. Carter, the term of Mr. Carter's employment agreement commenced effective as of January 1, 2013 and will continue for a period of five years, unless earlier terminated.

We may terminate the employment agreement with Mr. Carter for cause or by reason of his death or disability. Mr. Carter may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, then our company will be required to pay to Mr. Carter or his spouse, heirs or representatives a severance amount equal to 12 months' base salary plus all reimbursable expenses incurred through the date of termination. If we terminate the employment agreement for cause or if Mr. Carter terminates the employment agreement other than for good reason, then Mr. Carter will be entitled to the base salary earned and payment of any unused accrued vacation through and including the date of termination.  If Mr. Carter terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, then Mr. Carter will be entitled to remaining base salary otherwise payable during the initial term (but not less than 12 months) and expenses incurred through the date of termination.

Under the terms of the employment agreement with Mr. Carter, we are required to purchase directors' and officers' liability insurance if we provide such insurance to our other executives and such insurance is available at commercially reasonable rates. If our company merges with or is acquired by another company, the acquiring company will be required to assume our rights and obligations under the employment agreement with Mr. Carter.

Additionally, as a condition to the enforceability of the employment agreement, Mr. Carter and our company entered into a Proprietary Information and Invention Assignment Agreement in substantially the same form as has been or will be executed by our other key employees.

Peter Kirkbride. We entered into an unwritten employment arrangement with Mr. Peter Kirkbride, our Chief Operating Officer. Mr. Kirkbride is required to perform the duties and function of his office and capacity under the supervisory authority of our board of directors. Our employment arrangement with Mr. Kirkbride is an at-will employment arrangement. Under the terms of the employment arrangement, Mr. Kirkbride is entitled to receive a base salary in the minimum amount of $120,000 per annum, subject to such adjustments as our board of directors may approve from time to time. Mr. Kirkbride also is entitled to an annual discretionary cash bonus as determined by the compensation committee or our board of directors.  Mr. Kirkbride also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that our company may furnish to other management personnel or employees generally. Pursuant to our employment arrangement with Mr. Kirkbride, Mr. Kirkbride is entitled to 20 vacation days per fiscal year and reimbursement of all reasonable expenses incurred in connection with the performance of his duties for us.  We may terminate our employment arrangement with Mr. Kirkbride at any time for any reason or no reason, and Mr. Kirkbride may terminate our employment arrangement with him at any time for any reason or no reason, by advance written notice. The employment arrangement with Mr. Kirkbride does not provide for or contemplate any severance benefit in connection with any such termination, except that Mr. Kirkbride will be entitled to receive reimbursement of reasonable expenses incurred in connection with the performance of his duties for us before and through the date of termination.

Pension Benefits

We do not maintain any pension plan or arrangement under which our named executive officers are entitled to participate or receive post-retirement benefits.

Non-Qualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans or arrangements under which our named executive officers are entitled to participate.

Employee Benefit Plans

2009 Stock Incentive Plan

In May 2009, our board of directors adopted, with stockholder approval, our company's 2009 Stock Incentive Plan. In March 2010 and in September 2010, in each case with stockholder approval, our board of directors amended our company's 2009 Stock Incentive Plan. In what follows below, our company's 2009 Stock Incentive Plan, as so amended, is referred to herein as the 2009 Plan.

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

At the date of this filing there are no options outstanding to purchase shares of our common stock under our company's 2009 Stock Incentive Plan.

If an option granted under the 2009 Plan expires or terminates, the shares subject to any unexercised portion of that option will become available again for the grant of additional options under the 2009 Plan. Options may be granted under the 2009 Plan that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code or, alternatively, as options that will not so qualify, commonly referred to as non statutory options. The 2009 Plan will terminate automatically on May 21, 2019, and our company will not be able to grant more options under the 2009 Plan after it has terminated.

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

Compensation of Directors

Our company's directors currently do not receive any cash compensation for service on our company's board of directors or any committee thereof, but they may be reimbursed for certain expenses in connection with attendance at meetings of our company's board of directors and committees thereof. During the year ended December 31, 2014, each director was issued 100,000 restricted common shares for past services.  From time to time, we may grant to our directors options to purchase shares of our company's capital stock and provide them with other incentive-based forms of compensation payable in our company's securities.

Peter Kirkbride, our Chief Operating Officer, received compensation, for carrying out those duties, of $150,000 and $150,000 for the 2014 and 2013 years respectively.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of July 6, 2015, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial owner	Title of Class	Amount and Nature of Beneficial ownership		Percent of Class

Patrick S. Carter	Common shares	11,605,969	direct	16.50%
Thomas P. Grainger	Common shares	14,373,515	direct	20.5%
Peter Kirkbride	Common shares	2,204,700	direct	3.10%
Michael Gustason	Common shares	100,000	direct	0.00%
David Likens	Common shares	100,000	direct	0.00%

Directors and Executive Officers as a Group (5 persons)	Common shares	28,384,184	direct	40.10%

5% shareholders	Common shares	none		none

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13:    Certain Relationships and Related Transactions, and Director Independence.

On August 8, 2013, the Company entered into a revolving note agreement with the CEO, Patrick S. Carter, pursuant to which the Company may borrow up to $1,000,000. The revolving note bears annual interest of 10%, matures on August 7, 2014 and is secured by the assets of the Company.  During the year ended December 31, 2014 the Company, at various times, borrowed $599,773 from Mr. Carter and repaid the entire amount on October 7, 2014.

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company's office and warehouse facility on a gross lease of $8,000 per month.

Subsequent to December 31, 2014 the Company reimbursed Patrick Carter $135,381 for the purchase of common shares which he undertook on behalf of the Company.

Item 14:    Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountants, MaloneBailey, LLP for audit services are as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2014	$20,000	$-	$-	$-

2013	$25,000	$-	$-	$-

PART IV

Item 15:    Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: July 13, 2015	808 Renewable Energy Corporation
(Registrant)

	By:	/s/ Patrick Carter
President, Treasurer and Secretary

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By:	/s/ Patrick Carter
President, Treasurer and Secretary