Form 10-Q
period 2015-03-31
808 RENEWABLE ENERGY CORP
filed 2015-08-11
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   70,261,668 shares of common stock as of July 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$717,936	$4,006,824
Accounts receivable-net	148,497	44,111
Related party account receivable	99,208	-
Prepaid expenses and other current assets	81,309	90,276
Total current assets	1,046,950	4,141,211

Long term assets
Project assets,net	2,833,503	2,902,277
Property, plant and equipment, net	167,710	179,645
Deposits	31,000	38,459
Total long term assets	3,032,213	3,120,381

Total assets	$4,079,163	$7,261,592

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	492,598	$479,749
Finance contracts payable	-	7,698
Total current liabilities	492,598	487,447

Stockholders' equity
Series A Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2015 and 2,215,259	-	2,215
issued and outstanding as of December 31, 2014, respectively
Series D Preferred stock, no par value; 8,000,000 shares authorized;
4,416,000 issued and outstanding as of March 31, 2015 and December 31, 2014
respectively	5,520,000	5,520,000
Common stock, $0.001 par value, 100,000,000 shares authorized;
70,261,668 shares issued and outstanding
as of March 31 2015 andDecember 31, 2014 respectively	70,262	70,262
Treasury stock - 716,990 shares	(250,122)	(250,122)
Additional paid in capital	18,742,497	21,015,622
Accumulated deficit	(20,496,072)	(19,583,832)
Total stockholders' equity	3,586,565	6,774,145

Total liabilities and stockholders' equity	$4,079,163	$7,261,592

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	For the three months ended
	March 31,
	2015	2014

Revenue, net	$181,446	$106,903

Cost of goods sold	199,837	193,205
Gross loss	(18,391)	(86,302)

Operating expenses
Accounting and auditing fees	15,987	20,338
Telephone and internet	6,544	6,068
Rent expense	29,381	30,504
Legal and other professional fees	27,578	6,898
Payroll	287,375	78,878
Insurance	31,846	11,708
General and administrative expenses	495,138	403,698
Total operating expenses	893,849	558,092

Loss from operations	(912,240)	(644,394)

Other expense
Interest expense	-	609

Loss for the period	(912,240)	(645,003)
Cumulative dividend-Series D Preferred	(165,600)	-
Accretion of preferred stock to redemption value	(2,212,785)	-

Net loss attributable to common shareholders	$(3,290,625)	$(645,003)

Basic and diluted loss per share	$(0.05)	$(0.01)

Weighted average shares outstanding
Basic and diluted	70,261,668	68,978,335

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Cash Flow
Unaudited

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(912,240)	$(645,003)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	80,709	97,385
Stock based compensation	-	375,000
Write off deposits	7,459	-
(Increase) decrease in current assets
Accounts receivable	(104,386)	52,161
Prepaid expenses and other current assets	8,967	8,731
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	12,849	(76,499)
Net cash used in operating activities	(906,642)	(188,225)

Cash flows from investing activities
Acquisition of project assets	-	(22,573)
Net cash used in investing activities	-	(22,573)

Cash flows from financing activities
Repayment of finance contract	(7,698)	(18,407)
Cash used to repurchase Series A Preferred shares	(2,215,000)	-
Dividends paid	(60,340)	-
Proceeds from related party debt	-	40,000
Funds advanced to related party	(99,208)	-
Net cash provided by (used in) financing activities	(2,382,246)	21,593

Net (decrease) in cash and cash equivalents	(3,288,888)	(189,205)

Cash and cash equivalents, beginning balance	4,006,824	197,385

Cash and cash equivalents, ending balance	$717,936	$8,180

Supplementary information
Cash paid during the year for:
Interest	$-	$302
Income taxes	$-	$-

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
March 31, 2015
Unaudited

NOTE 1 - ORGANIZATION AND OPERATIONS

808 Renewable Energy Corporation, (the "Company", "we", "our" or "808 Renewable"), located in Garden Grove, California, was incorporated, on May 13, 2009, in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing combined heat and power renewable energy products, also referred to as distributed generation energy facilities. The Company is also engaged in the business of purchase and sale of power generation equipment, and in the operation, repair, and maintenance of same, for itself, as well as for other energy facility owners.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of 808 Renewable have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on July 14, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for year ended December 31, 2014 as reported in the Company's Form 10-K have been omitted.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2015, the Company incurred a net loss attributable to common shareholders of $3,290,625, which included a deduction for dividends to Series D Preferred Stockholders of $165,600, and as of the same date has an accumulated deficit of $20,496,072.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

808 Renewable Energy Corporation
Notes to Financial Statements
March 31, 2015
Unaudited

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 14, 2015 the Company paid $2,215,000, to Patrick Carter, to redeem the 2,215,000 Series A Preferred Shares which he owned.

On February 9, 2015, the Company reimbursed Patrick Carter $99,208 for common shares which he acquired, for subsequent cancelation, on behalf of the Company.

NOTE 5 - STOCKHOLDERS' EQUITY

On January 2, 2015 the Company paid $60,340 dividend on the Series D Preferred shares.

NOTE 6 – SUBSEQUENT EVENTS

On April 6 and April 20, 2015, the Company reimbursed Patrick Carter $24,348 and $17,719 respectively, for shares which he acquired, for subsequent cancelation, on behalf of the Company.

On July 29, 2015 Thomas Grainger resigned as a director effective July 26, 2015.

Item 2: - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

·	our marketing plan;
·	our plans to hire industry experts and expand our management team;
·	our beliefs regarding the future of our competitors;
·	our anticipated development schedule;
·	the anticipated benefits of our product;
·	our expectation that the demand for our products will eventually increase; and
·	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

·	general economic and business conditions;
·	we may have product liability claims;
·	we may not be successful in commercialization of our products;
·	regulatory changes may hurt the market for our products;
·	we may not be able to protect our intellectual property rights;
·	our auditors have issued a going concern opinion regarding our company;
·	competition for, among other things, capital, products and skilled personnel; and
·	other factors discussed under the section entitled “Risk Factors”,

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

We have experienced total net losses since inception of approximately $20,496,072.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, line of credit available from our CEO, Patrick Carter and the proceeds from the sale of series D Preferred stock available at March 31, 2015 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next six months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents, line of credit available at March 31, 2015 plus the potential proceeds from the sale of series D Preferred Stock and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash needs through December 31, 2015.  Beyond December 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense, for the three months ended March 31, 2015.  $1,684,334 was recognized for the year ended December 31, 2014.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of March 31, 2015, the Company had revenue producing systems in three locations.

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

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

Revenues, from the delivery and sale of electricity and related products, including professional services, for the three months ended March 31, 2015 were $181,446 compared to $106,903 for the same period in 2014, an increase of $74,543 or 69.7%. The increase in revenues was primarily due to the increased number production hours of installed CHP systems operating throughout the three months compared to the same period in 2014.

During the first three months of 2015, the Company operated three revenue producing locations that produced 888,292 KWh of total energy sold, compared to four systems, two of which operated minimally, producing 719,743 WhK of installed electricity plus thermal energy for the same period in 2014, an increase of 23.4%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, of $68,774 was $199,837 compared to $85,449 and $193,205 for the same period in 2014, an increase of $6,632, or 3.4%. The cost of fuel was $54,851for the three months of March 31, 2015, compared to $48,978 for the same period in 2014, an increase of $5,873 or 12% primarily due to the increased number of production hours at our CHP plants.

During the first three months of March 31, 2015, our gross margins were -10% compared to -80.7% for the same period in 2014, primarily due to the increase in our CHP plant revenue, improved operating procedures and lower cost of natural gas.. Our CHP energy margins excluding depreciation were at 27.8% for the three months of March 31, 2015, compared to -.01% for the same period in 2014.

Operating Expenses

Our operating expenses consist of executive staff, accounting, legal expenses, office and warehouse space, general and directors' liability insurance and other administrative expenses. Our operating expenses for the three months ended March 31, 2015 were $893,849 compared to $558,092 for the same period in 2014, an increase of $335,757 or 60%. The increase was mainly due to compensation of $453,750 paid to the Company CEO, Patrick Carter compared to none being paid to him during the same period in 2014.  The Company also paid its COO a bonus of $150,000.

Loss from Operations

The loss from operations for the three months ended March 31, 2015 was $912,240 inclusive of management compensation and bonuses of $603,750 compared to $645,003 for the same period in 2014 including $375,000 stock based payment that was paid to our directors for services provided during 2013 and 2014, an increase of $267,237 or 41.4% or an increase of $188,487 or 69.8%after removing the management salary and stock based compensation.  The increase in the operating loss was due to increased salaries required for the greater energy production revenue.

 Liquidity and Capital Resources

Total current assets at March 31, 2015 were $1,046,950 a decrease of $3,094,261 compared to $4,141,211 at December 31, 2014. Included in current assets were cash and cash equivalents of $717,936 which decreased by $3,288,888 at March 31, 2015, compared to $4,006,824 at December 31, 2014.  The decrease in cash at March 31, 2015 compared to December 31, 2014 was mainly the result of the redemption of the Series A Preferred Stock, in the amount of $2,215,000, plus reimbursing Patrick Carter $99,208 for the repurchase, on behalf of the Company, of 222,390 common shares.   Accounts receivable increased by $104,386 during the three months ended March 31, 2015 as the result of adding back $75,657 which had previously been written off, but was subsequently collected.  During the same period, accounts payable and accrued expenses increased $12,849 and required the use of cash of that amount.

During the three months ended March 31, 2015, the investing activities of the company's operations for expenditures of nil compared to $22,573 for the same period in 2014, to enhance the value of project assets.

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers' premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents, line of credit and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next six months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond September 30, 2015, we may need to raise additional capital through a debt financing or an equity offering to meet our company's operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

We anticipate re-commissioning one additional facilities in the third quarter of 2015.  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for that plants is estimated to be approximately $250,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more plants, and the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

Item 3: - Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4: - CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our annual report on Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2014, the Company issued, to a director, 1,600,000 Series D Preferred Shares, for cash of $2,000,000.

On November 3 and November 19, 2014 the Company issued, to an investor, 16,000 Series D Preferred Shares, for cash of $20,000.

On December 31, 2014, the Company issued, to a director, 2,800,000 Series D Preferred Shares, for cash of $3,500,000.

Item 3: - Default Upon Senior Securities

None

Item 4: - Mine Safety Disclosures

Not applicable

Item 5: - Other Information

On July 29, 2015, Thomas Grainger resigned as a director, effective July 26, 2015.

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
Date: August 10, 2015