Form 10-Q
period 2015-06-30
808 RENEWABLE ENERGY CORP
filed 2015-08-20
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
☑ Yes           ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes                      ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☑ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   69,542,678 shares of common stock as of August 18, 2015.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$412,108	$4,006,824
Accounts receivable-net	90,031	44,111
Related party account receivable	135,276	-
Prepaid expenses and other current assets	102,405	90,276
Total current assets	739,820	4,141,211

Long term assets
Project assets,net	2,764,729	2,902,277
Property, plant and equipment, net	157,010	179,645
Deposits	31,000	38,459
Total long term assets	2,952,739	3,120,381

Total assets	$3,692,559	$7,261,592

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$490,057	$479,749
Finance contracts payable	-	7,698
Total current liabilities	490,057	487,447

Stockholders' equity
Series A Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2015 and 2,215,259	-	2,215
issued and outstanding as of December 31, 2014, respectively
Series D Preferred stock, no par value; 8,000,000 shares authorized;
4,416,000 issued and outstanding as of June 30, 2015 and December 31,
2014 respectively	5,520,000	5,520,000
Common stock, $0.001 par value, 100,000,000 shares authorized;
70,261,668 shares issued and outstanding
as of June 30, 2015 and December 31, 2014 respectively	70,262	70,262
Treasury stock - 718,990 shares	(250,122)	(250,122)
Additional paid in capital	18,576,897	21,015,622
Accumulated deficit	(20,714,535)	(19,583,832)
Total stockholders' equity	3,202,502	6,774,145

Total liabilities and stockholders' equity	$3,692,559	$7,261,592

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Revenue, net	$232,872	$95,499	$414,318	$202,402
	-
Cost of goods sold	195,708	200,988	395,545	394,193
Gross profit (loss)	37,164	(105,489)	18,773	(191,791)

Operating expenses
Accounting and auditing fees	14,651	37,384	30,638	57,722
Telephone and internet	4,782	5,201	11,326	11,269
Rent expense	25,875	25,755	55,256	56,259
Legal and other professional fees	32,739	9,175	60,317	16,073
Payroll	84,980	83,250	372,355	162,128
Insurance	30,182	17,893	62,028	29,601
General and administrative expenses	62,418	337,364	557,556	741,062
Total operating expenses	255,627	516,022	1,149,476	1,074,114

Loss from operations	(218,463)	(621,511)	(1,130,703)	(1,265,905)

Other expense
Interest expense	-	(9,264)	-	(9,873)

Loss for the period	(218,463)	(630,775)	(1,130,703)	(1,275,778)
Accretion of preferred stock to redemption value	-	-	(2,212,785)	-
Cumulative dividend-Series D Preferred	(165,600)	-	(331,200)	-

Net loss attributable to common shareholders	$(384,063)	$(630,775)	$(3,674,688)	$(1,275,778)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding
Basic and diluted	70,261,668	69,133,646	70,261,668	69,053,657

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Cash Flow
Unaudited
	For the six months ended
	June 30
	2015	2014
Cash flows from operating activities
Net loss	$(1,130,703)	$(1,275,778)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation expense	160,183	195,642
Stock based compensation	-	675,000
Write off deposits	7,459	-
(Increase) decrease in current assets
Accounts receivable	(45,920)	(11,971)
Prepaid expenses and other current assets	(12,129)	(49,704)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	10,308	(158,634)
Net cash used in operating activities	(1,010,802)	(625,445)

Cash flows from investing activities
Acquisition of project assets	-	(29,064)
Acquisition of property and equipment	-	(1,200)
Net cash used in investing activities	-	(30,264)

Cash flows from financing activities
Proceeds from (repayment of) finance contract, net	(7,698)	20,207
Cash used to repurchase Series A Preferred shares	(2,215,000)	-
Dividends paid	(225,940)	-
Proceeds from related party debt	-	445,000
Funds reimbursed to related party for the reacquisition of the Company's shares	(135,276)	-
Net cash provided by (used in) financing activities	(2,583,914)	465,207

Net decrease in cash and cash equivalents	(3,594,716)	(190,502)

Cash and cash equivalents, beginning balance	4,006,824	197,385

Cash and cash equivalents, ending balance	$412,108	$6,883

Supplementary information
Cash paid during the year for:
Interest	$-	$9,873
Income taxes	$-	$800

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
June 30, 2015
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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of 808 Renewable have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on July 14, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended December 31, 2014 and 2013 as reported in the Company's Form 10-K have been omitted.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2015, the Company incurred a net loss attributable to common shareholders of $3,674,688 which included a deduction for dividends to Series D Preferred Stockholders of $331,200, and as of the same date has an accumulated deficit of $20,714,535.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
June 30, 2015
Unaudited

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 14, 2015 the Company paid $2,215,000, to Patrick Carter, to redeem the 2,215,000 Series A Preferred Shares which he owned.

During six months ended June 30, 2015, the Company reimbursed Patrick Carter $135,276 to repay him for common shares which he acquired, for subsequent cancelation, on behalf of the Company.  As of June 30, 2015, the shares reaquired by Mr. Carter were not yet transferred to the Company, as such, the amount is reported as a receivable in the balance sheets.

NOTE 5 - STOCKHOLDERS' EQUITY

On January 2, 2015 and April 2, 205 the Company paid $60,340 and $165,600, respectively, as a dividend on the Series D Preferred shares.

NOTE 6 – SUBSEQUENT EVENTS

On July 29, 2015, Thomas Grainger resigned as a director effective July 26, 2015.

On August 5, 2015, 718,990 common shares, repurchased by the Company at a cost of $250,122, were cancelled.

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

We have experienced total net losses since inception of approximately $20,714,535.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, line of credit available from our CEO, Patrick Carter and the proceeds from the sale of series D Preferred stock available at June 30, 2015 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next three months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents, line of credit available at June 30, 2015 plus the potential proceeds from the sale of series D Preferred Stock and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash needs through December 31, 2015.  Beyond December 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense, for the six months ended June 30, 2015.  $1,684,334 was recognized for the year ended December 31, 2014.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of June 30, 2015, the Company had revenue producing systems in four locations.

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

Results of Operations

For the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014.

Revenues, from the delivery and sale of electricity and related products, including professional services, for the three and six months ended June 30, 2015 were $232,872 and $414,318, respectively, compared to $95,499 and $202,402 for the same period in 2014, increases of $137,373 or 143.9% for the three months ended June 30, 2015 and $211,916 or 104.7% for the six months ended June 30, 2015 compared to the same six months in the previous year. The increase in revenues was primarily due to the increased number production hours of installed CHP systems operating throughout the three and six months compared to the same period in 2014.

During the three months ended June 30, 2015, the Company operated three revenue producing locations that produced 1,305,064 KWh of total energy sold, compared to four systems, two of which operated minimally, producing 620,202 KWh of installed electricity plus thermal energy for the same period in 2014, an increase of 684,682 KWh or 110.4% and 2,265,356 KWh compared to 1,340,335, an increase of 925,021 KWh or 69%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, of $68,775 was $195,708 for the three months ended June 30, 2015 compared to $86,322 and $200,988 for the three months ended June 30, 2014, a decrease of $5,280 or 2.6%, and $395,545 including depreciation of $137,548, for the six months ended June 30, 2015 compared to $394,193 including depreciation of $171,771 for the same six months in 2014 an increase of $1,352 or 0.34%.  The cost of fuel was $75,017 for the three months ended June 30, 2015 compared to $69,745, for the three months ended June 30, 2014 an increase of $5,272 or 7.6%.and $129,868 for the six months ended June 30, 2015 compared to $118,723 for the same period in 2014, an increase of $11,145 or 9.4% primarily due to the increased number of production hours at our CHP plants.

During the six months ended June 30, 2015, our gross margins were 4.5% compared to a -94.7%% for the same period in 2014, and 16% for the three months ended June 30, 2015 compared to a -110.5% for the three months ended June 30, 2014, primarily due to the increase in our CHP plant revenue, improved operating procedures and lower cost of natural gas.. Our CHP energy margins excluding depreciation were at 45.5% for the three months ended June 30, 2015,  compared to -20.1% for the same period in 2014 an37.7% for the six months ended June 30, 2015 compared to -10.0% for the six months ended June 30, 2014.

Operating Expenses

Our operating expenses consist of executive staff, accounting, legal expenses, office and warehouse space, general and directors' liability insurance and other administrative expenses. Our operating expenses for the three months ended June 30, 2015 were $255,627 compared to $516,022 for the same period in 2014, a decrease of $260,395 or 50.5% and $1,149,476 for the six months ended June 30, 2015 compared to $1,074,114 for the six months ended June 30, 2014, an increase of $75,362 or 7.0%.  The increase was mainly due to compensation of $485,000 paid, during the six months ended June 30, 2015, to the Company CEO, Patrick Carter compared to none being paid to him during the same period in 2014.  The Company also paid its COO a bonus of $150,000 during the six months ended June 30, 2015 compared to none being paid during the same period of 2014..

Loss from Operations

The loss from operations for the three months ended June 30, 2015 was $218,463 inclusive of executive compensation of $31,250 compared to $621,511 with no executive compensation for the same three months in 2014, and $1,130,703 for the six months ended June 30, 2015, which included executive compensation and management bonuses of $635,000, compared to $1,265,905 for the same period in 2014, which included a $375,000 stock based payment that was paid to our directors for services provided during 2013 and 2014,  The six month loss for the year ended June 30, 2015 was $495,703 compared to $890,905 after removing the executive compensation and management bonuses in 2015 and the stock based compensation in 2014, an decrease of $395,202 or 44.4%..

 Liquidity and Capital Resources

Total current assets at June 30, 2015 were $739,820 a decrease of $3,401,391 compared to $4,141,211 at December 31, 2014. Included in current assets were cash and cash equivalents of $412,108 which decreased by $3,594,716 at June 30, 2015, compared to $4,006,824 at December 31, 2014.  The decrease in cash at June 30, 2015 compared to December 31, 2014 was mainly the result of the redemption of the Series A Preferred Stock, in the amount of $2,215,000, plus reimbursing Patrick Carter $135,276 for the repurchase, on behalf of the Company, of 442,140 common shares.  Accounts receivable increased by $45,920. During the same period, accounts payable and accrued expenses increased $10,308 and required the use of cash of that amount.

During the six months ended June 30, 2015, the investing activities of the company's operations for expenditures of nil compared to $30,264 for the same period in 2014, to enhance the value of project assets.

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

We anticipate re-commissioning one additional facility in the third quarter of 2015.  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for that plant is estimated to be approximately $250,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more plants, and the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 5, 2015, 718,990 common shares, repurchased by the Company, were cancelled.

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
Date: August 19, 2015