Form 10-Q
period 2015-09-30
808 RENEWABLE ENERGY CORP
filed 2015-11-16
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:   69,103,038 shares of common stock as of November 13, 2015.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

808 Renewable Energy Corporation
Balance Sheets
Unaudited
	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$151,647	$4,006,824
Accounts receivable-net	68,773	44,111
Prepaid expenses and other current assets	66,836	90,276
Total current assets	287,256	4,141,211

Long term assets
Project assets,net	2,695,955	2,902,277
Property, plant and equipment, net	146,824	179,645
Deposits	31,000	38,459
Total long term assets	2,873,779	3,120,381

Total assets	$3,161,035	$7,261,592

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$520,909	$479,749
Finance contracts payable	-	7,698
Total current liabilities	520,909	487,447

Stockholders' equity
Series A Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2015 and 2,215,259
issued and outstanding as of December 31, 2014, respectively	-	2,215
Series D Preferred stock, no par value; 8,000,000 shares authorized;
4,416,000 issued and outstanding as of September 30, 2015 and December 31,
2014 respectively	5,520,000	5,520,000
Common stock, $0.001 par value, 100,000,000 shares authorized;
69,103,038 and 70,261,668 shares issued and outstanding
as of September 30, 2015 and December 31, 2014 respectively	69,103	70,262
Treasury stock	-	(250,122)
Additional paid in capital	18,027,060	21,015,622
Accumulated deficit	(20,976,037)	(19,583,832)
Total stockholders' equity	2,640,126	6,774,145

Total liabilities and stockholders' equity	$3,161,035	$7,261,592

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Statements of Operations
Unaudited

	Three months ended		Nine months ended
	September 30		September 30
	2015	2014	2015	2014

Revenue, net	$163,561	$127,495	$577,879	$329,897

Cost of goods sold	212,747	200,899	608,292	595,092
Gross loss	(49,186)	(73,404)	(30,413)	(265,195)

Operating expenses
Accounting and auditing fees	29,412	34,258	60,050	91,980
Telephone and internet	8,795	7,731	20,121	19,000
Rent expense	25,815	27,210	81,071	83,469
Legal and other professional fees	23,510	31,808	83,827	47,881
Payroll	62,592	45,562	434,947	207,690
Insurance	31,820	24,959	93,848	54,560
General and administrative expenses	30,372	531,474	587,928	1,272,536
Total operating expenses	212,316	703,002	1,361,792	1,777,116

Loss from operations	(261,502)	(776,406)	(1,392,205)	(2,042,311)

Other expense
Interest expense	-	(14,412)	-	(24,285)

Loss for the period	(261,502)	(790,818)	(1,392,205)	(2,066,596)
Deemed dividend	-	(1,875,969)	-	(1,875,969)
Accretion of preferred stock to redemption value	-	-	(2,212,785)	-
Cumulative dividend-Series D Preferred	(165,600)	-	(496,800)	-

Net loss attributable to common shareholders	$(427,102)	$(2,666,787)	$(4,101,790)	$(3,942,565)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic and diluted	69,775,484	69,725,954	70,099,607	69,281,889

See accompanying notes to unaudited financial statements

Statements of Cash Flow
Unaudited

	For the nine months ended
	September 30
	2015	2014
Cash flows from operating activities
Net loss	$(1,392,205)	$(2,066,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	239,143	293,900
Stock based compensation	-	1,125,000
Write off of deposits	7,459	-
(Increase) decrease in current assets
Accounts receivable	(24,662)	12,428
Prepaid expenses and other current assets	23,440	(16,671)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	41,162	(100,953)
Net cash used in operating activities	(1,105,663)	(752,892)

Cash flows from investing activities
Acquisition of project assets	-	(1,200)
Acquisition of property and equipment	-	(29,999)
Net cash used in investing activities	-	(31,199)

Cash flows from financing activities
Dividends paid	(391,540)	-
Cash used to repurchase Series A preferred shares	(2,215,000)	-
Cash used to repurchase common shares	(135,276)	-
Cash used to repay finance contract, net	(7,698)	(13,067)
Proceeds from related party debt	-	599,773
Net cash provided by (used in) financing activities	(2,749,514)	586,706

Net decrease in cash and cash equivalents	(3,855,177)	(197,385)

Cash and cash equivalents, beginning balance	4,006,824	197,385

Cash and cash equivalents, ending balance	$151,647	$-

Supplementary information
Cash paid during the year for:
Interest	$-	$17,295
Income taxes	$-	$800
Non-cash financing activities
Preferred stock subscription	$-	$2,000,000
Deemed dividend on Series D preferred stock	$-	$1,875,969
Cancellation of treasury shares	$250,122	$-

See accompanying notes to unaudited financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
September 30, 2015
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

808 Renewable Energy Corporation
Notes to Financial Statements
September 30, 2015
Unaudited

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2015, the Company incurred a net loss attributable to common shareholders of $4,101,790 which included a deduction for dividends to Series D Preferred Stockholders of $496,800, and as of the same date has an accumulated deficit of $20,976,037.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 14, 2015 the Company paid $2,215,000, to Patrick Carter, to redeem the 2,215,000 Series A Preferred Shares which he owned.

During nine months ended September 30, 2015, the Company reimbursed Patrick Carter $135,276 to repay him for common shares which he acquired on behalf of the Company. .

NOTE 5 - STOCKHOLDERS' EQUITY

On January 2, 2015, April 2, 2015, and July 2, 2015, the Company paid $60,340, $165,600, and $165,600 respectively, as a dividend on the Series D Preferred shares.

During the nine months ended September 30, 2015, the Company repurchased and cancelled 442,140 common shares at a total cost of $135,276 and cancelled 718,990 of shares previously held in treasury.

Item 2: - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

·	our marketing plan;
·	our plans to hire industry experts and expand our management team;
·	our beliefs regarding the future of our competitors;
·	our anticipated development schedule;
·	the anticipated benefits of our product;
·	our expectation that the demand for our products will eventually increase; and
·	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

·	general economic and business conditions;
·	we may have product liability claims;
·	we may not be successful in commercialization of our products;
·	regulatory changes may hurt the market for our products;
·	we may not be able to protect our intellectual property rights;
·	our auditors have issued a going concern opinion regarding our company;
·	competition for, among other things, capital, products and skilled personnel; and
·	other factors discussed under the section entitled "Risk Factors",

any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this report, the terms "we", "us" and "our" mean 808 Renewable Energy Corporation, a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

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

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced and charge our customers accordingly. We agree to install, operate, maintain and repair our energy systems at our sole cost and expense. We also agree to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of up to 15 years, with renewable provisions upon the mutual agreement of the parties

For the customers that want to own their CHP system, we offer our "turn-key" option whereby we provide equipment, systems engineering, and installation; interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we are also paid a fee to operate the systems and charge for those systems on a negotiated basis.

Revenues from operation and maintenance services are recorded when provided and verified.

We have experienced total net losses since inception of approximately $20,976,037.  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, line of credit available from our CEO, Patrick Carter and the proceeds from the sale of series D Preferred stock available at September 30, 2015 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next three months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash, cash equivalents, line of credit available at September 30, 2015 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash needs through December 31, 2015.  Beyond December 31, 2015, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company found no need to recognize impairment expense, for the nine months ended September 30, 2015.  $1,684,334 was recognized for the year ended December 31, 2014.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of September 30, 2015, the Company had revenue producing systems in four locations.

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

Results of Operations

For the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014.

Revenues, from the delivery and sale of electricity and related products, including professional services, for the three and nine months ended September 30, 2015 were $163,561 and $577,879, respectively, compared to $127,495 and $329,897 for the same period in 2014, increases of $36,066 or 28.3% for the three months ended September 30, 2015 and $247,982 or 75.2% for the nine months ended September 30, 2015 compared to the same nine months in the previous year. The increase in revenues was primarily due to the increased number production hours of installed CHP systems operating throughout the three and nine months compared to the same period in 2014.

During the nine months ended September 30, 2015, the Company operated four revenue producing locations that produced 3,265,246 KWh of total energy sold, compared to four systems, two of which operated minimally, producing 1,943,807 KWh of installed electricity plus thermal energy for the same period in 2014, an increase of 1,312,439 KWh or 67.5%.  For the three months ended September 30, 2015 and 2014 the Company operated four revenue producing locations generating 1,039,890 KWh and 709,161 KWh, an increase of 330,729 KWh or 46.6%. The energy production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation of $68,774, was $212,747 for the three months ended September 30, 2015 compared to $86,321 and $200,899 for the three months ended September 30, 2014, an increase of $11,848 or 5.9%, and $608,292 including depreciation of $206,322, for the nine months ended September 30, 2015 compared to $595,092 including depreciation of $137,548 for the same nine months in 2014 an increase of $13,200 or 2.2%.  The cost of fuel was $70,562 for the three months ended September 30, 2015 compared to $57,653, for the three months ended September 30, 2014 an increase of $12,909 or 22.39%.and $200,430 for the nine months ended September 30, 2015 compared to $176,376 for the same period in 2014, an increase of $24,054 or 13.6% primarily due to the increased number of production hours at our CHP plants.

During the nine months ended September 30, 2015, our gross margins were -5.3% compared to a -80.4%% for the same period in 2014, and -30.1% for the three months ended September 30, 2015 compared to a -57.6% for the three months ended September 30, 2014, primarily due to the increase in our CHP plant revenue, improved operating procedures and lower cost of natural gas. Our CHP energy margins excluding depreciation were at 12% for the three months ended September 30, 2015, compared to -48.2% for the same period in 2014 and 2% for the nine months ended September 30, 2015 compared to
 -29.2% for the nine months ended September 30, 2014.

Operating Expenses

Our operating expenses consist of executive staff, accounting, legal expenses, office and warehouse space, general and directors' liability insurance and other administrative expenses. Operating expenses for the three months ended September 30, 2015 were $212,316 compared to $703,002 for the same period in 2014, a decrease of $490,686 or 69.8% and $1,361,792 for the nine months ended September 30, 2015 compared to $1,777,116 for the nine months ended September 30, 2014, a decrease of $415,324 or 23.4%.  The overall decrease during the nine months ended September 30, 2015 is the result of managements' ability to institute cost cutting and the inclusion for the nine months ended September 30, 2014, of $1,125,000 of consulting and other fees that were no longer required.  Compensation of $485,000 was paid, during the nine months ended September 30, 2015, to the Company CEO, Patrick Carter compared to none being paid to him during the same period in 2014.  The Company also paid its COO a bonus of $150,000 during the nine months ended September 30, 2015 compared to none being paid during the same period of 2014.

Loss from Operations

The loss from operations for the three months ended September 30, 2015 was $261,502  compared to $790,818, including interest expense of $14,412, for the same three months in 2014, and $1,392,205 for the nine months ended September 30, 2015, which included executive compensation and management bonuses of $635,000, compared to $2,066,596, including interest expense of $24,285,  for the same period in 2014, which included a $375,000 stock based payment that was paid to our directors for services provided during 2013 and 2014,  The nine month loss for the period ended September 30, 2015 was $757,205 compared to $1,691,596 after removing the executive compensation and management bonuses in 2015 and the stock based compensation in 2014, an decrease of $934,391 or 55.2%.

 Liquidity and Capital Resources

Total current assets at September 30, 2015 were $287,255 a decrease of $3,853,956 compared to $4,141,211 at December 31, 2014. Included in current assets were cash and cash equivalents of $151,647 which decreased by $3,855,177 at September 30, 2015, compared to $4,006,824 at December 31, 2014.  The decrease in cash at September 30, 2015 compared to December 31, 2014 was mainly the result of the redemption of the Series A Preferred Stock, in the amount of $2,215,000, plus reimbursing Patrick Carter $135,276 for the repurchase, on behalf of the Company, of 442,140 common shares.  Accounts receivable increased by $24,662 requiring the use of cash, while, accounts payable and accrued expenses increased $41,162 and provide cash of that amount.

During the nine months ended September 30, 2015, the investing activities of the company's operations, to enhance the value of project assets, utilized no cash compared to $31,199 for the same period in 2014.  .

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers' premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents, line of credit and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next nine months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond September 30, 2015, we will need to raise additional capital through a debt financing or an equity offering to meet our company's operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

We anticipate re-commissioning one additional facility in the fourth quarter of 2015.  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for that plant is estimated to be approximately $200,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more plants, and the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a, previous, director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2014 the Company issued 400,000 to two employees for past services.

On September 4, 2014 the Company issued 750,000 shares to its CEO as compensation.

On September 30, 2014, the Company issued, to a director, 1,600,000 Series D Preferred Shares, for cash of $2,000,000.

On November 3 and November 19, 2014 the Company issued, to an investor, 16,000 Series D Preferred Shares, for cash of $20,000.

On December 31, 2014, the Company issued, to a director, 2,800,000 Series D Preferred Shares, for cash of $3,500,000.

On August 5, and on September 21, 2015 the Company cancelled 718,990 and 442,140 common shares which had been repurchased for that purpose.

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
Date: November 16, 2015