Form 10-K
period 2015-12-31
808 RENEWABLE ENERGY CORP
filed 2016-04-22
CIK 1467913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-184319

808 RENEWABLE ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	80-0651522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2082 Michelson Drive, Ste. 301
Irvine, CA 92612
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the market value of the Company's voting and non – voting common equity held by non – affiliates  was $7,394,615. .

On April 20, 2016, the Company had 4,416,000 series D preferred shares and 69,103,038 common shares outstanding.

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

808 RENEWABLE ENERGY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Our principal executive offices are located at 2082 Michelson Drive, Ste. 301, Irvine California, 92612. Our telephone number is (714) 891 8282, and our website address is www.808RenewableEnergy.com.

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

During 2014, the Company had seven revenue producing operational energy systems, one of which was operational, only, for the month of January 2014, but due to a change of ownership at that location, ceased to be revenue producing at January 31, 2014.  During 2015 the Company had four revenue producing operational energy systems, one of which became operational in June 2015.

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

We have incurred losses, and these losses may continue.  Our success depends on the viability of our business model, which is unproven and may not be feasible.

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

We have incurred losses in each year, since 2009, totaling $21,330,452 through December 31, 2015 and $19,583,832 through December 31, 2014.  There is no assurance that profitability will be achieved in the near term, if at all.

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

In its audit opinion issued in connection with our balance sheets as of December 31, 2015 and 2014 and our statements of operations, stockholders' equity and cash flows for the years then ended, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our recurring losses and negative operating cash flows. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. Our ability to become a profitable operating company is dependent on obtaining financing adequate to fulfill our research and market introduction activities and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. The doubts relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise the necessary amount of capital.

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

Item 2:       Properties.

Through November 2015, we leased an office and warehouse facility, of 5,486 square feet, located in Garden Grove CA. Rent was $8,000 per month, plus common area maintenance of $605, on a 15 year lease, from our Chairman, Patrick Carter. On November 1, 2015, the Company relocated, its offices, to 2082 Michelson Drive, Ste. 301, Irvine, CA., on a twelve month lease terminating on October 31, 2016, at a monthly cost of $2,378 plus telephones and internet of $550.

Item 3:    Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

On December 22, 2000, Proxima 701, LLC ("Lessor") and 808 Energy 3, LLC ("Lessee") entered into a lease of approximately 172 square feet on the roof of the building located at 701 B Street, San Diego, CA, (the "Premises"). The Premises contained electrical power and thermal energy equipment as described in the Lease. As a result of a dispute arising out of the Lease, on April 23, 2014, Lessor filed an unlawful detainer action to recover possession of the Premises in the San Diego Superior Court case entitled PROXIMA 701 LLC v. 808 ENERGY 3, LLC, case number 37-2014-00012602-CU-UD-CTL (the "Action"). This matter was resolved by way of Lessee's surrender of the Premises to Lessor, and the parties thereafter executed an Acknowledgment of Surrender effective July 15, 2014, executed by 808 Renewable Energy Corporation, a Nevada corporation, formerly known as 808 Energy 3, LLC, in favor of Lessor. On August 1, 2014, counsel for Lessor executed a Request for Dismissal without prejudice of the entire unlawful detainer action.

Subsequent to the resolution of the unlawful detainer Action set forth above, Lessee was to pick up equipment located at the Premises but elected to abandon the equipment because Lessor interfered with Lessee's efforts to remove the equipment and, moreover, the removal was cost prohibitive. Lessor served notices of abandonment related to Lessee's equipment, which Lessee did not respond to. As a result, Lessor filed a new action that alleged breach of contract. The potential liability related to the abandonment is for Lessor's cost of removal of the equipment, which is potentially offset by Lessee's claim for breach of an energy supply agreement between the parties. This case is currently pending for trial in January 2017. Lessee continues to vigorously defend against the Lessor's claims and to vigorously prosecute its only claims for breach of the energy supply agreement.

In January 2015, we were notified that the U.S. Securities and Exchange Commission (SEC) had commenced an investigation of our Company and certain of our officers and directors.  We have received and responded to numerous subpoenas directed to us and to Patrick S. Carter, our CEO.  We are informed that Thomas Grainger, a former director, and several employees have also received subpoenas and are responding thereto.  The SEC is investigating alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The SEC has also issued numerous subpoenas to banks and financial institutions at which we or our officers and directors maintain accounts.  The investigation is, at this point, merely fact finding and no formal proceedings have been instituted against us or any related person.

Item 4:    Mine Safety Disclosures.

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The United States Security and Exchange Commission declared the Company's registration statement effective as of January 24, 2014. The Company, originally, listed its common stock on the OTCQX exchange, and was available for trading on July 22, 2014.
Our Common Stock is, now, listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "RNRW".

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.
.
The reported high and low bid and ask prices for our common stock are shown below for the period from July 22, 2014 through June 30, 2015.

2014 Fiscal Year	High Bid	Low Bid

September 30	$3.50	$0.20
December 31	$0.75	$0.15

2015 Fiscal Year	High Bid	Low Bid
March 31	$0.44	$0.07
June 30	$0.66	$0.12
September 30	$0.18	$0.07
December 31	$0.08	$0.01

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements.  As of December 31, 2015, there were 547 holders of our common stock, 0 holder of Series B Preferred Stock, 0 holders of our Series C Preferred Stock and 3 holders of our Series D preferred stock

Dividends

Since inception we have not paid any cash dividends on our common stock, nor have we paid any dividends on the Series A Preferred Stock. There are no plans to pay cash dividends on common shares.  During 2015, $331,800 was paid on the Series D Preferred shares plus $60,340 that was owing at December 31, 2014.  .  The Series D is entitled to a dividend of $0.15 per share, to be paid quarterly.

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

Overview

We derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by us and are installed in our customers' buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers' local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. Our revenues commence as new energy systems become operational. During 2015 and 2014, we had four and seven, respectively, energy systems that were operational and revenue producing during the year.  On December 31, 2014 two of the sites were rendered non-operational as a result of maintenance issues and one was non-operational at the owners' request.

Revenues from operation and maintenance services are recorded when provided and verified.

We have experienced total net losses since inception of approximately $21,330,452 for the year ended December 31, 2015 and $19,583,832 for the year ended December 31, 2014. .  For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2015 will provide sufficient working capital to meet our anticipated expenditures for the ensuing ten months. However, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2015 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through October 31, 2016.  Beyond October 31, 2016, we will need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

  If we are unable to raise additional capital in 2016 we may need to terminate and/or adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

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

On August 8, 2013 the Company entered into a one year revolving line of credit agreement with Patrick Carter the Company's Chief Executive Officer. Under the terms of the agreement, Mr. Carter agreed to lend to the Company on a revolving line of credit basis a principal amount up to $1,000,000. All sums advanced pursuant to this agreement bear interest, at the rate of 10%, from the date of each advance until repaid in full.  The contract is secured by corporate assets. All advances loaned during the 2014 fiscal year were repaid previous to December 31, 2014.  No funds were borrowed during the 2015 fiscal year.

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

The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $159,800 for the year ended December 31, 2015 and $1,684,334 for the year ended December 31, 2014.

Revenue Recognition

The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of December 31, 2015 and 2014 the Company had 4 and 6 operating energy systems, respectively.

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

Results of Operations

Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014

Revenues, from the delivery and sale of electricity and related products, including professional services, in the full year of 2015 were $732,084 compared to $415,333 for the same period in 2014, an increase of $316,751 or 76%.  The increase in revenue was primarily due to an increase in the number of operational hours of installed CHP systems operating compared to the same period in 2014. Our CHP Energy Production Revenue in 2015 was $732,084 compared to $409,012 for the same period in 2014, an increase of $323,072or 79%.   Our Energy Services revenue in 2015 was nil compared to $6,321 in 2014.  The revenue from our Energy Developer projects will vary substantially per period.  Although the service has been available and has been offered throughout 2015, no new contracts were consummated.

Throughout the full year of 2015, the Company generated revenue from energy systems, at four locations, representing 4,188,573 kWh of total energy.  Throughout the full year of 2014 the Company, from seven locations, generated 4,519,030 kWh of total energy.  On December 31, 2014, two of those systems were off line for maintenance and were not revenue producing at that time, and one of those locations changed ownership during 2014 and the system on that building was abandoned in February 2015.  The Company does not anticipate any recovery or future liability as a result of that transaction. The Energy Production revenue per customer on a monthly basis is based on the sum of the amount of energy produced by Company's energy systems and the prevailing price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's Energy Production revenues commence as new energy systems become operational, and the Company typically sells energy in the form of electricity, heat, hot water and cooling.

Cost of Sales

Cost of sales, including depreciation, for the full year of 2015 was $793,287 compared to $863,167 for the 2014 year. Included in the cost of sales was depreciation expense of $ 275,096 for the year ended December 31, 2015 compared to $326,865 for the full year of 2014.a decrease of $69,880, or 8%. The cost of fuel was$253,740 for the year ended December 31, 2015 compared to $212,774 for the year ended December 31, 2014 an increase of $40,966 or 19.3% primarily due to increased run hours at our CHP plants.

During the full year of 2015 our gross margin was -8.4% compared to the full year of 2014 when  our gross margin was -107.8%,  primarily due to the increase in CHP plant revenue and the ability of management to operate more efficiently.  Our CHP energy margin excluding depreciation was 36.3% for the year ended December 31, 2015 compared to 29.2% for the year ended December 31, 2014.

Operating Expenses

Our general and administrative expenses consist of executive staff, accounting and legal expenses, office space, general insurance and other administrative expenses. Our general and administrative expenses in the full year of 2015 were $1,685,256, including impairment costs of $159,800 and depreciation of $43,007, compared to $4,077,270 which included stock based compensation of $1,125,000; impairment expense of $1,684,334 and depreciation of $47,744, for the same period in 2014, a decrease of $2,392,014 or 58.7%. The decrease was due to improved operating policies, and the reduction in impairment expense and the reduction in management salaries.

Net Loss from Operations Attributable to Common Shareholders

The loss attributable to common shareholders in the full year of 2015 was $4,621,805 compared to $9,985,500 for the same period in 2014, a decrease of $5,363,695 or 53.8%.  Included in the loss attributable to common shareholders, for the year ended December 31, 2014, is a deemed dividend of $5,375,969, arising from the sale of series D preferred shares.  The December 31, 2014 operating loss included the payment of a management salary of $360,000; non-cash expense of $1,125,000 for stock based compensation; and impairment cost of $1,684,334 to fully impair non-producing facilities. The loss for the year ended December 31, 2015 included payment to management of $485,000, and impairment expense of $159,800 and cumulative dividends of the Series D Preferred shares of $662,400 and the accretion of preferred stock to redemption value of $2,212,785.

 Liquidity and Capital Resources

Total current assets at December 31, 2015 were $143,906 compared to $4,141,211, at December 31, 2014 a decrease of $3,997, 305. Included in current assets were cash and cash equivalents of $17,941, compared to $4,006,824, at December 31, 2014, a decrease of $3,988,883  The decrease in cash was due to the sale, in December 2014, of Series D preferred shares and the receipt of the proceeds derived therefrom.  $2,215,259 was used in January 2015 to redeem the Preferred A Shares.  Accounts receivable at December 31, 2015 were $33,818 compared to $44,111 at December 31, 2014.

Cash used in operating activities was $1,229,564 in the 12 months ended December 31, 2015 compared to $1,277,619 in the twelve months ended December 31, 2014, a decrease of $48,055. The loss for the year ended December 31, 2015 was $1,186,797 after adding back non-cash expenses of $559,823 compared to $1,365,588 after adding back non-cash expenses of $3,183,943 for the year ended December 31, 2014.  Accounts receivable decreased by $71,627 and accounts payable decreased by $15,250 at December 31, 2015.

The Company made no changes that would result in cash used for investing activities during the year ended December 31, 2015.  During 2014, the investing activities of the company's operations were for expenditures of $28,986, to enhance the value of project assets.

During the year ended December 31, 2014 the Company sold 4,416,000 Series D Preferred shares for a total of $5,520,000. There was no comparable financing activity during the year ended December 31, 2015.  During the year ended December 31, 2014 the Company paid $250,122 to purchase, in the open market, 716,990 shares of the Company's common stock and $104,161 to reduce the balance of a finance contract. During the year ended December 31, 2015 the Company spent $135,276 to purchase, in the open market, 442,140 shares of the Company's common stock.  During the year ended December 31, 2015 the Company paid out $392,140 as dividends on the Preferred D shares and paid $2,215,000 to repurchase the outstanding Preferred A shares.

Our CHP plants allow our customers to reduce both their energy costs and site carbon production by deploying combined heat and power technology on our customers' premises at no cost. Therefore, our company is capital intensive. Our company believes that its existing resources, including cash and cash equivalents and future cash flow from operations, are sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 10 months; however, as our company continues to grow its business by adding more CHP plants, the cash requirements will increase. Beyond October 31, 2016, we may need to raise additional capital through a debt financing or an equity offering to meet our company's operating and capital needs for future growth. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

We anticipate refurbishing four facilities during the 2016 calendar year.  The capital cost to refurbish the existing equipment, replace parts, update the controls and commence operation for all four plants is estimated to be approximately $400,000.  We do not currently have sufficient capital resources or revenue from operations to accomplish the re-commissioning and will be required to raise additional capital through debt or equity offerings.  The Company has been exploring various methods of raising additional capital, including the sale of common stock and the sale of partial ownership interests in one or more of its existing facilities.  We will re-commission these plants only as capital is raised to pay the capital costs.  However, if we undertake to re-commission one or more of the plants, but the costs are more than anticipated, we could experience a shortage of cash flow to sustain operations, in which case the need for additional capital will occur earlier than anticipated and could force us to reduce or curtail certain operations.  We have, from time to time, relied upon loans from affiliates, particularly our CEO Patrick S. Carter and a director Thomas Grainger, to meet our requirements for operating capital.  We do not expect such loans to be available to us in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
808 Renewable Energy Corporation
Garden Grove, California

We have audited the accompanying balance sheets of 808 Renewable Energy Corporation (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 808 Renewable Energy Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 21, 2016

808 Renewable Energy Corporation
Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$17,941	$4,006,824
Accounts receivable-net	33,818	44,111
Prepaid expenses and other current assets	92,147	90,276
Total current assets	143,906	4,141,211

Long term assets
Project assets,net	2,546,975	2,902,277
Property, plant and equipment, net	64,506	179,645
Deposits	25,678	38,459
Total long term assets	2,637,159	3,120,381

Total assets	$2,781,065	$7,261,592

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$464,497	$479,749
Related party debt	4,000	-
Finance contracts payable	27,457	7,698
Total current liabilities	495,954	487,447

Stockholders' equity
Series A Preferred stock, $0.001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2015 and 2,215,259
issued and outstanding as of December 31, 2014, respectively	-	2,215
Series D Preferred stock, no par value; 8,000,000 shares authorized;
4,416,000 issued and outstanding as of December 31, 2015 and
December 31, 2014 respectively	5,520,000	5,520,000
Common stock, $0.001 par value, 100,000,000 shares authorized;
69,103,038 and 70,261,668 shares issued and outstanding
as of December 31, 2015 and December 31, 2014 respectively	69,103	70,262
Treasury stock	-	(250,122)
Additional paid in capital	18,026,460	21,015,622
Accumulated deficit	(21,330,452)	(19,583,832)
Total stockholders' equity	2,285,111	6,774,145

Total liabilities and stockholders' equity	$2,781,065	$7,261,592

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Statements of Operations

	For the years ended
	December 31
	2015	2014

Revenue, net	$732,084	$415,333
Cost of goods sold	793,287	863,167
Gross profit (loss)	(61,203)	(447,834)

Operating expenses
Accounting and auditing fees	82,113	122,474
Telephone and internet	24,257	25,463
Rent expense	100,682	112,851
Travel and entertainment	-	4,473
Legal and other professional fees	96,098	51,277
Payroll	489,227	673,142
Insurance	128,978	124,094
Impairment expense	159,800	1,684,334
General and administrative expenses	604,102	1,279,162
Total operating expenses	1,685,256	4,077,270

Loss from operations	(1,746,459)	(4,525,104)

Other expense
Interest expense	161	24,427

Loss for the period	(1,746,620)	(4,549,531)
Deemed dividends	-	(5,375,969)
Accretion of preferred stock to redemption value	(2,212,785)	-
Cumulative dividend-Series D Preferred	(662,400)	(60,000)
Net loss attributable to common shareholders	(4,621,805)	$(9,985,500)

Basic and diluted loss per share	$(0.07)	$(0.14)

Weighted average shares outstanding
Basic and diluted	69,847,787	69,531,531

See accompanying notes to financial statements

808 Renewable Energy Corporation
Statements of Changes in Stockholders' Equity

	Preferred A		Preferred D		Common		Treasury Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	No Par Value	Shares	Par	Shares	Par	In Capital	Deficit	Equity

Balances at December 31, 2013	2,215,259	2,215	-	-	68,611,668	68,612	-	-	19,892,272	(15,034,301)	4,928,798

Common shares issued for past services	-	-	-	-	1,650,000	1,650	-	-	1,123,350	-	1,125,000

Preferred D shares issued for cash	-	-	4,416,000	5,520,000	-	-	-	-	-	-	5,520,000

Discount on the preferred stock related to the beneficial conversion feature	-	-	-	(5,375,969)	-	-	-	-	5,375,969	-	-

Accretion of discount as deemend dividend	-	-	-	5,375,969	-	-	-	-	(5,375,969)	-	-

Treasury stock	-	-	-	-			716,900	(250,122)	-	-	(250,122)

Loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(4,549,531)	(4,549,531)

Balances at December 31, 2014	2,215,259	$2,215	4,416,000	$5,520,000	70,261,668	$70,262	716,900	$(250,122)	$21,015,622	$(19,583,832)	$6,774,145

Preferred A shares redeemed for cash	(2,215,259)	(2,215)							(2,212,785)		(2,215,000)

Treasury stock cancelled					(718,990)	(719)	(716,900)	250,122	(249,403)		-

Additional treasury stock

Common shares returned for cancellation					(442,140)	(442)			(134,834)		(135,276)

Adjustment to reconcile to transfer agent					2,500	2					2

Dividends paid									(392,140)		(392,140)

Loss for the year ended December 31, 2015										(1,746,620)	(1,746,620)

Balances at December 31, 2015	-	$-	4,416,000	$5,520,000	69,103,038	$69,103	-	$-	$18,026,460	$(21,330,452)	$2,285,111

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Statements of Cash Flow

	For the years ended
	December 31
	2015	2014
Cash flows from operating activities
Net loss	$(1,746,620)	$(4,549,531)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation expense	318,103	374,609
Bad debt expense	81,920	-
Impairment of fixed assets	159,800	1,684,334
Stock based compensation	-	1,125,000
(Increase) decrease in current assets
Accounts receivable	(71,627)	82,112
Prepaid expenses and other current assets	44,110	26,212
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(15,250)	(20,355)
Net cash used in operating activities	(1,229,564)	(1,277,619)
Cash flows from investing activities
Acquisition of project assets	-	(28,986)
Net cash used in investing activities	-	(28,986)
Cash flows from financing activities
Cash used to repurchase common shares	(135,276)	(250,122)
Proceeds from sale of preferred stock	-	5,520,000
Proceeds from related party debt	13,000	550,100
Repayment of finance contracts	(20,903)	(104,161)
Repayment of related party debt	(9,000)	(599,773)
Dividends paid	(392,140)	-
Cash used to repurchase Series A preferred shares	(2,215,000)	-
Net cash provided by (used in) financing activities	(2,759,319)	5,116,044

Net decrease in cash and cash equivalents	(3,988,883)	3,809,439
Cash and cash equivalents, beginning balance	4,006,824	197,385
Cash and cash equivalents, ending balance	$17,941	$4,006,824

Supplementary information
Cash paid during the year for:
Interest	$161	$24,285
Income taxes	$762	$800
Supplementary disclosure for non cash investing and
financing activities
Settlement of liabilities through related party debt	$-	$49,673
Deemed dividend on Series D preferred stock	-	5,375,969
Discount on the preferred stock related to BCF	-	5,375,969
Financing insurance premiums	40,662	68,000
Cancellation of treasury shares	$250,122	$-

See accompanying notes to  financial statements

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND OPERATIONS

808 Renewable Energy Corporation, (the "Company" or "808 Renewable"), located in Irvine, California, was incorporated, on May 13, 2009, in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing combined heat and power renewable energy products, also referred to as distributed generation energy facilities. The Company is also engaged in the business of purchase and sale of power generation equipment, and in the operation, repair, and maintenance of same, for itself, as well as for other energy facility owners.

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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of December 31, 2014 and December 31, 2015, includes amounts for energy and other services provided to customers.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectable based on historical experience and management's evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. The Company determined that $81,920 was required at December 31, 2015 and no allowance was required as at December 31, 2014.

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
December 31, 2015 and 2014

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

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company recognized impairment expense of $1,684,334 and $159,800 for the years ended December 31, 2014 and 2015, respectively.

Revenue Recognition
The Company derives revenue from energy efficiency and renewable energy products and services, which includes the design, engineering, and construction of energy systems that produce electricity, heat or cooling from renewable sources of energy. The Company enters into long-term energy sales agreements (with a typical term of 10 to 15 years) with customers, whereby these energy systems are owned by the Company and are installed in customers' buildings. As of December 31, 2015, the Company had 4 operating energy systems.

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

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014 and 2015.

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

Derivative Accounting
The Company evaluates any long-term energy purchase contracts pursuant to ASC 815 to determine whether they qualify for derivative accounting.  At December 31, 2015 the Company had not entered into any long-term energy purchase contracts.

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

Loss per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2014 and December 31, 2015.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2015 the Company incurred a net loss attributable to common shareholders of $4,621,805, which included a deduction for dividends to Preferred D Stockholders of $662,400, and accretion of preferred stock to redemption value of $2,212,785, compared to a net loss attributable to common shareholders of $9,985,500, for the year ended December 31, 2014.    The Company's accumulated deficit was $21,330,452 and $19,583,832 as of December 31, 2015 and December 31, 2014, respectively.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of:

	December 31
	2015	2014
Rent	$23,690	$-
Insurance	68,457	90,276
	$92,147	$90,276

NOTE 5 - PROJECT ASSETS

Project assets consisted of the following as of:

	2015	2014
Co-generation equipment	$4,114,557	$4,194,764
less: accumulated depreciation	(1,567,582)	(1,292,487)
	$2,546,975	$2,902,277

Depreciation expense for project assets for the years ended December 31, 2014 and 2015 was $326,865 and $275,096 respectively.  These amounts are included in cost of goods sold in the statements of operations.

During the years ended December 31, 2014, and December 31, 2015 the Company recognized impairment expense on co-generation equipment of $1,684,334 and $159,800, respectively.  The impairment was recognized due to the termination of several energy service contracts related to the co-generation equipment in those locations.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31
	2015	2014
Computers	$30,149	$30,149
Trucks	21,500	21,500
Furniture and fixtures	225,766	225,766
Leasehold improvements	-	97,379
	277,415	374,794
Less: accumulated depreciation	(212,909)	(195,149)
	$64,506	$179,645

Depreciation expense for the years ended December 31, 2014 and 2015 was $47,744 and $43,007 respectively. These amounts are included in general and administrative expenses in the statements of operations.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of:

	December 31
	2015	2014
Trade accounts payable	$416,070	$453,933
Accrued professional fees	45,111	22,500
Uncashed dividend checks	3,316	3,316
	$464,497	$479,749

 NOTE 8 – FINANCE CONTRACTS PAYABLE

During 2015, the Company financed the acquisition of its general liability insurance through a finance contract in the amount of   $40,662 with initial down payment of  $6,099, and at an annual interest rate of 6.05% requiring ten equal monthly payments of $3,553.  As of December 31, 2015, the balance on this loan amounted to $27,457.  During 2014, the Company financed the acquisition of its directors and officers insurance through a finance contract in the amounts of   $68,000 at an annual interest rate of 4% requiring nine equal monthly payments of $7,698.  As of December 31, 2014, the balance on this loan amounted to $7,698, which was paid in 2015.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

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

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company's office and warehouse facility on a gross lease of $8,000 per month.  The lease was terminated as of October 31, 2015.

On September 30, 2014, a member of our Board of Directors subscribed to 1,600,000 preferred shares at a cost of $1.25 per share. The proceeds from the subscription were received in October 1, 2014. On December 31, 2014, the same director subscribed and paid for an additional 2,800,000 preferred shares on the same terms and conditions as the previous transaction.

On January 14, 2015, the Company paid Patrick Carter $2,215,000 to redeem the 2,215 series A preferred shares which he owned, and cancelled them.

On February 9, April 6, and April 20, 2015 the Company reimbursed Patrick Carter a total of $135,276 to acquire 442,140 common shares which Carter had purchased on behalf of the Company.  The shares were subsequently returned to the Company and were canceled.

On November 12, 2015 the Company COO loaned to the Company, on an open, unsecured loan, $9,000 which was repaid on November 16, 2015.

On December 30, 2015 the Company COO loaned to the Company, on an open, unsecured loan, $4,000 which remained unpaid on December 31, 2015.  The loan was subsequently repaid on January 5, 2016.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

During the year ended December 31, 2014, the Company issued 1,650,000 fully vested shares to the CEO, the board of directors and two individuals for services provided.  The shares have a fair value of $1,125,000 which was recognized as stock based compensation for the year ended December 31, 2014.

During the fourth quarter of 2014 the Company paid $250,122 to purchase 716,990 of its common shares. As of December 31, 2014 the certificates were held in the Company's brokerage account and had not been returned to the transfer agent for cancelation. Therefore they were carried on the Company's balance sheet as treasury stock.

During the year ended December 31, 2015, the Company paid  $135,276, to acquire an additional 442, 140 common shares, for a total cost of $358,398 and canceled the 1,161,130 common shares which had been purchased,  on the open market, at a total cost of $385,398.

There were no common shares issued during the year ended December 31, 2015.

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

On January 14, 2015, the Company paid $2,215,000 to the holder of the preferred A stock to redeem the entire outstanding shares.

There were no issuances of the Redeemable Series A preferred stock for the years ended December 31, 2015 or December 31, 2014.

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

There were no issuances of the Convertible Series B preferred stock for the year ended December 31, 2015 and 2014.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

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

There were no stock options granted in 2014 or 2015.

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

NOTE 12– INCOME TAXES

Income taxes for the years ended December 31, 2015 and 2014 are summarized as follows:

	December 31
	2015	2014
Current:
Federal	$-	$-
State	-	-
Deferred benefit	(597,488)	(658,876)
Change in valuation allowance	597,488	658,876
Income tax expense	$-	$-

Through December 31, 2015 and December 31, 2014, the Company incurred net operating losses for tax purposes of approximately   $8,577,937 and $7,084,218 respectively.

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

	December 31
	2015	2014
Net operating loss carry forward	$8,577,937	$7,084,218
Deferred tax assets, net	3,431,175	2,833,687
Valuation allowance	(3,431,175)	(2,833,687)

Net deferred tax assets	$-	$-

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate are as follows for the years ended December 31, 2015 and 2014:

	December 31
	2015		2014
Tax expense (benefit) at federal statutory rate	$(593,851)	-34%	$(1,546,840)	-34%
State taxes, net of federal benefit	(104,797)	-6%	(272,972)	-6%
Disallowed expenses	63,920	4%	1,123,334	25%
Depreciation	37,241	2%	37,602	1%
Change in valuation allowance	597,488	34%	658,876	14%
Tax expense at actual rate	$-	$-	$-	-

808 Renewable Energy Corporation
Notes to Financial Statements
December 31, 2015 and 2014

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

As a result of a dispute arising out of the Lease, the owner (lessor) of 701 B St, San Diego, CA, on April 23, 2014, filed an unlawful detainer action to recover possession of the premises. 808 Renewable (lessee) was to pick up equipment located at the premises but elected to abandon the equipment because the Lessor interfered with the Lessee's efforts to remove the equipment and, moreover, the removal was cost prohibitive. Lessor served notices of abandonment related to Lessee's equipment, which Lessee did not respond to. As a result, Lessor filed a new action that alleged breach of contract. The potential liability related to the abandonment is for Lessor's cost of removal of the equipment, which is potentially offset by Lessee's claim for breach of an energy supply agreement between the parties. This case is currently pending for trial in January 2017. Lessee continues to vigorously defend against the Lessor's claims and to vigorously prosecute its only claims for breach of the energy supply agreement.

The Company has prepaid $26,163 for a twelve month lease commencing November 1, 2015 and terminating October 31, 2016.

NOTE 14 – SUBSEQUENT EVENTS

On January 8, 2016 the Company received a $100,000 unsecured loan from a third party lender.  The loan is repayable by six monthly payments of $10,083 plus six monthly payments of $9,333.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes‐Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment., Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2015. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2015. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10‐K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision‐making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:   Other Information.

None

Part III

Item 10:  Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our executive officers and directors as of the date of this report:

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

Item 11:    Executive Compensation.

During the years ended December 31, 2015 and 2014 Mr. Carter received $360,000 and $485,000 respectively.

Mr. Kirkbride was paid compensation of $138,790 for each of the years ended December 31, 2015 and 2014 respectively plus a bonus of $150,000 during the year ended December 31, 2015.

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

Peter Kirkbride, our Chief Operating Officer, received compensation, for carrying out those duties, of $150,000 each year for the 2015 and 2014 years respectively plus a bonus of $150,000 for past services, paid in January 2015.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of March 22, 2016, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock.

Name and Address of Beneficial owner	Title of Class	Amount and Nature of Beneficial ownership		Percent of Class

Patrick S. Carter	Common shares	11,606,969	direct	16.80%

Peter Kirkbride	Common shares	2,204,700	direct	3.19%
Michael Gustason	Common shares	100,000	direct	0.00%
David Likens	Common shares	100,000	direct	0.00%

Directors and Executive Officers as a Group (4 persons)	Common shares	14,011,669	direct	19.99%

5% shareholders	Common shares
Thomas P. Grainger	Common shares	14,373,515	direct	20.8%

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

Commencing August 1, 2013 the Company entered into a fifteen year lease agreement, with Patrick S. Carter, our CEO and his wife Parvaneh Carter, to lease the Company's office and warehouse facility on a gross lease of $8,000 per month.  The agreement was terminated on October 31, 2015.

On February 9, April 6 and April 20, 2015  the Company reimbursed Patrick Carter $99,313, $24,349 and $11,719 for the purchase of 442,140 common shares which he undertook on behalf of the Company. The certificates were subsequently returned to the transfer agent and were canceled.

Item 14:    Principal Accountant Fees and Services.

The fees billed for professional services rendered by our principal accountants, Malone Bailey, LLP for audit services are as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2014	$20,000	$-	$-	$-

2015	$32,000	$-	$-	$-

PART IV

Item 15:    Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: April 21, 2016	808 Renewable Energy Corporation
(Registrant)

	By:	/s/ Patrick Carter
President, Treasurer and Secretary

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

By:	/s/ Patrick Carter
President, Treasurer and Secretary