Form 10-K
period 2021-12-31
808 RENEWABLE ENERGY CORP
filed 2022-04-15
CIK 1467913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-56313

808 Renewable Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	80-0651522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Tidewater Shores Loop, Suite 402 Bradenton, Florida

(Address of principal executive offices)

Phone: (631) 397-1111

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $0.00001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $20,044,284.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 8, 2022, the Company had 1,395,221,422 outstanding shares of its common stock, par value $0.00001.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. Pursuant to these provisions:

•	we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act);

•

we have (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (ii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation, including golden parachute compensation.

We may take advantage of these provisions for up to five years or until such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of public float (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

2

PART I

Item 1. Business

Overview

808 Renewable Energy Corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a general aviation and electric vehicle manufacturer and distributor, and our current product lines are AR-1 gyrocopter and electric reverse-trike vehicles, under the name Silverlight Aviation, LLC and Silverlight Electric Vehicles.

Background

The Company was originally organized under the laws of the State of Nevada in May 2009 under the name Tri-Energy Corporation. In August 2010 the Company changed its name to 808 Renewable Energy Corporation. In October 2018 the Company changed its name to Cool Events, Inc. and then back to 808 Renewable Energy Corporation in September 2019.

On March 15, 2021, the Company acquired fifty-five percent (55%) of the membership interest in SilverLight Aviation, LLC, a Florida limited liability company in the business of manufacturing and selling gyroplane kits to the general public throughout the United States.

On May 3, 2021 the Company entered into an Asset Purchase Agreement to acquire certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars. The acquired assets include: 15 Venom SS molds, Venom SS Frame Jig, 16 Arrow Molds, Arrow Frame Jig, 20 Arrow S molds, convertible prototype body, convertible prototype frame and Arrow Demo model.

In May 2021 the Company formed Silverlight Electric Vehicle Inc. to operate the electric vehicle division, sales, procurement of vehicles and or manufacturing/assembly. The Company owns Fifty One Percent (51%) of Silverlight Electric Vehicle Inc. and Remy Breton owns Forty Nine Percent (49%). Mr. Breton serves as a Vice President of Silverlight Electric Vehicle Inc. Sales will be generated from the website, trade shows, public displays, and word of mouth.

Our principal executive offices are located at 850 Tidewater Shores Loop, Suite 402, Bradenton, Florida 34208, and our telephone number is (631) 397-1111.

Business

The Company, through its subsidiaries, SilverLight Aviation, LLC (“SLA LLC”) and Silverlight Electric Vehicle Inc. is actively engaged in the design, development, manufacturing, distribution and marketing of reverse trikes and gyrocopters. We operate in two divisions, Aviation and Reverse Trike. We maintain a website at www.silverlightaviation.com for the Aviation Division and www.silverlightev.com (website is under construction) for the Reverse Trike Division. We are commencing our efforts to expand operations of the business and establish a global network of distributors and dealers. We have recently received an order from Taiwan for two AR-1 gyrocopters along with an option for 20 more.

Aviation Division

The Company is manufacturing a two-seat gyrocopter “AR-1” (American Ranger 1). A gyrocopter looks like a small helicopter but the main difference is there is no engine turning the main rotor. The rotor simply self-propelled (which we call “auto-rotate”) due to the way that the air flows through them. It also does not have a tail rotor. As the engine is not connected to the rotors, this means that a Gyrocopter is not seriously affected if the engine should stop in flight. This, together with a very short landing roll (we can land in a very small open space, about the size of a putting green). Today, Gyrocopters are one to three seat aeroplanes whose maximum take-off weight does not exceed 560 kgs.

SLA, LLC started in February 2012 as a light aircraft engineering consulting company facilitating and managing compliance projects at the technical level for various light aircraft manufacturers. In 2015, it changed operations to design and manufacture a light experimental gyroplane kit to fit FAA allowed regulations for gyroplanes. In such an effort, it acquired the rights to a design for a two seat tandem gyroplane which was used as a basis to develop the AR-1 gyroplane. To date SLA LLC has sold 53 gyroplanes, 48 of them as AR-1 kits.

Inventory consists of CNC machined parts, raw materials like metal tubing, composite materials, resins, and hardware. SLA LLC maintains a hangar at the Zephyrhills Airport. At this facility we have the capacity to produce 12 gyroplane kits per year. Sales have traditionally averaged approximately 10 per year, with sales expected to be lower for 2021, due to factors including decreased demand associated with COVID 19. We manufacture kits for gyroplanes that are not put together, but rather we manufacture parts and assemblies used in the gyroplanes but they do not get put together by us but by our customers who are considered the "builders" of the gyroplanes by the FAA as they do 51% of the work on the aircraft.

SLA LLC is also in the process of designing a brand-new Side-by-Side four-seater VTOL (vertical take-off & landing) model, it is scheduled to be completed within the next two years and certified under the FAA Experimental Type Certificate program. We anticipate our manufacturing capacity to be approximately 15 to 20 units a year depending on options and configuration. We anticipate commencing production for a side gyroplane July 2023.

(AR-1) American Ranger 1 Gyroplane

The AR-1 is a modern gyroplane manufactured in the United States in our 12,000 square foot factory located in the greater Tampa Bay area of central Florida. We also offer buyers assistance at our facility. The AR-1 combines eye-catching design elements and style, balanced with ever-important safety features and performance. The AR-1 cuts through turbulence and high wind, for smooth and comfortable flying. With speeds ranging as high as 110 mph or as slow as 25 mph, you can enjoy a cross-country adventure or sight-see around your environment at a leisurely pace, while in complete control.

Performance

Unlike a helicopter, a gyroplane’s rotor blades are not connected to the engine, except during pre-rotation just before takeoff. The rotor blades auto-rotate by way of being loaded and traveling through air. Thus, a gyroplane does not need the engine to be in control in order to fly. Instead, the engine keeps the gyroplane moving forward, without losing altitude. In the event of an engine failure, the gyroplane will simply start to lose altitude and can land with almost zero roll – meaning it can touch down gently and then safely come to a stop. It needs a relatively small space (300 to 600 feet) to break ground on takeoff.

Gyroplane Stowing & Hauling

Gyroplanes are compact aircraft that can easily be stowed in a relatively small space, in a hangar or garage. Gyroplanes take up much less space than any aircraft with wings, and can be easily transported in a trailer.

Enclosure Options

The AR-1 gyroplane has a convertible option (AR-1C), with the choice of being fully-enclosed or having two windshields. This is a unique option, in its class and price range, giving the option to fly with a semi-open cockpit with windshields or with a fully-enclosed canopy with cabin heat for winter months. The enclosed canopy can also be ordered and installed at a later point by the factory or service station.

Engineering

Our rotor system is the venerable high-inertia Stella rotor system, which is an aluminum alloy rotor. The carriage is built on a high-strength welded stainless-steel frame, with a fiberglass composite streamlined fairing, with an effective tail for excellent stability and control. The AR-1’s controls are easily accessible and made primarily of metal tubes not push-pull control cables. The main landing gear is 7075-T6 aluminum leaf spring which supplies a slower spring back rate than composite leaf gear found in many production machines. Landing gear is covered by lift generating composite fairings. Hydraulic disc brakes are installed on both main wheels, with wheel pants.

Additionally, the AR-1 is available powered by field-proven industry standard Rotax aircraft four-stroke power plants. It comes with a choice of either Rotax 912ULS (dual carbs) or 912iS (fuel injected) 100 HP engine or the turbocharged Rotax 914UL 115HP engine for better performance and operation at higher altitudes or the latest technology in Rotax aircraft engine line, Rotax 915iS, with fuel injected turbo charged 141 HP that can really kick things up.

Flight Dynamics

The AR-1’s gyro establishes new norms in modern pusher-style gyroplanes. The AR-1 has little coupling between power and yaw, and power and pitch. The AR-1’s high inertia rotor system and clean lines give it a better glide ratio and energy retention, making landing easier and more forgiving – even for beginner pilots. Its front (or nose) wheel is linked to the rudder for easier taxing, but also has trail which allows a good compromise in both ground handling and in lessening danger of a pilot touching down the nose wheel while the front wheel is angled sideways (like in a crosswind but there is still some forward speed left).

With these capabilities, it was anticipated that the improved safety, performance, reliability, maneuverability, and operating cost of our gyrocopters would permit them to compete with helicopters for most of their missions. Potential customers included:

•	Law enforcement (police, sheriff, border patrol, customs, drug interdiction);

•	Public service agencies (fire patrol, wildlife, land management);

•	Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle);

•	Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport) and

•	Private (commuting, sport flying, training).

Electric Vehicle Division

The Company has recently acquired the following assets in this division: Venom SS Molds (15 pieces), Venom SS Frame Jigs, Venom SS Parts Drawings, Arrow Molds (Trex - 16 pieces), Arrow Frame Jigs, Arrow Parts Drawings, Arrow S Molds (20 pieces), Aero3s Molds (included with Arrow S), Convertible Prototype Body, Convertible Prototype Frame and Arrow Demo Model

Our Product Lines will consist of the following (prices are approximate, based on current supply costs and cost of labor hours):

•	High-End: Price Range $ 50,000.

The new Dagger Series with options of a 1400 cc Suzuki Hayabusa ICE ( Internal Combustion Engine ) high output performance engine, or a pure electric powertrain ( Plug-In EV ).

•	Mid-Level: Price Range $ 25,000.

The Arrow Series, with options of a 650 cc ICE engine with CVT ( continuously variable Transmission ), or a 20 KW ( Peak of 40 KW ) pure electric powertrain ( Plug-In EV ).

•	Low-End: Price Range $ 10,000.

Our entry-level Orca series, with option of a 250 cc ICE engine, or a 15 KW ( Peak of 30 KW ) pure electric powertrain ( Plug-In EV ).

The Dagger Series and Arrow Series models are not yet being sold.  We have commence marketing on our Orca Series.

Silverlight Electric Vehicle will be managing the sales and marketing of the electric vehicles. The manufacturing will be under 808 Renewable Energy Corp., and Silverlight Electric Vehicle Inc. will make its revenue from the sales of electric vehicles.

The company plans on selling our vehicles through the company website and reseller agents. We have received our WMI (World Manufacturer Identification ), and we are working on our Florida DMV Manufacturer License at the moment too. Once acquired, we will have the capability to issue our VIN numbers, and start selling our new reverse-trike products. SilverLight Electric Vehicle Inc. has recently received its NHTSA (National Highway and Transportation Safety Administration Manufacturer Identification) number. This newly issued NHTSA number enables the company to issue VIN’s (Vehicle identification Number) for the sales of its electric reverse-trike products.

In addition, we hope to finalize our powertrain testing of two entry models - a convertible roadster model and a gull-wing fully enclosed cabin model. We expect the powertrain system will deliver up to 45 KW (60 HP) of peak output, up to 150 miles per charge with its 15 Kwh and 20 Kwh lithium-ion battery packs.

Government Regulation

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes. Such regulations vary widely by country, by product type and by usage. Our products and intended products are principally impacted by United States laws and regulations, but also by requirements in our potential export markets. As our products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category. Developmental flight testing of our aircraft is carried out under exemption rules covering experimental aircraft. The following section reviews the principal regulations applicable to each category of our activities in the United States. Our gyroplanes are subject to the Federal Aviation Administration (“FAA”) - LSA (Light Sports Aircraft) classification. We are classified as “Experimental Amateur Built” and are not required to obtain certifications other than maintaining our general business registration. As we manufacture the kits (parts and assemblies) for gyroplanes that are not put together, but rather are put together by our customers who are considered the "builders" of the gyroplanes by the FAA.

Intellectual Property

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned operations. Except for the trademark of ORCA from the United States Patent and Trademark Office, we do not have any copyrights, trademarks, but we generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products and services.

Competition

There are several companies offering or developing reverse trikes and gyrocopters, and there can be no assurance that direct competitors to our solutions will arise. The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models, larger than us, have more access to capital and have lower operating costs than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with currencies that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products. Our products are also competing with other forms of trikes and copters which are currently more widely accepted and used by the public.

Employees

Currently we and our subsidiaries employ about 20 individuals. These individuals consist of management, assembly, sales and support staff. Some of these individuals are employed through outside sourcing companies.

Corporate Information

Our principal offices are located at 850 Tidewater Shores Loop, Suite 402, Bradenton, Florida. Our main telephone number is (631) 397-1111. Our website address is https://www.silverlightev.com. We have not incorporated by reference into this prospectus the information that can be assessed though our website and you should not consider it to be part of this prospectus.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

Currently the Company utilizes offices in the Gatewood Corporate Center, Florida, which occupies approximately 12,000 square feet, at a base monthly rent of $2,800, until May 2024. The Company leases this property The location will be used for the exhibition of the reverse trikes and gyrocopters, and will also have space for assembly of the vehicles.

Our office at Zephyrhills, Florida, occupies approximately 10,000 square feet of hanger space. The location is used for manufacturing parts for our AR-1 gyrocopters, and some customized assemblies. This location is being provided to the Company by the President of the Company free of charge.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

The Common Stock of the Company is currently trading on the Pink Sheets under the symbol “RNWR.” The following information reflects the high and low bid prices of the Company’s common stock on the Pink Sheets for the last two fiscal years ended December 31, 2020 and subsequent quarters ended March 31, 2021, and June 30, 2021:

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$0.7699	$0.0181
Second Quarter	$0.3565	$0.1000
Third Quarter	$0.2000	$0.1540
Fourth Quarter	$0.2000	$0.1100

Fiscal year ended December 31, 2020:
First Quarter	$0.0369	$0.0052
Second Quarter	$0.0378	$0.0053
Third Quarter	$0.0297	$0.0066
Fourth Quarter	$0.0492	$0.0104

Fiscal year ended December 31, 2019:
First Quarter	$0.1610	$0.0330
Second Quarter	$0.1100	$0.0500
Third Quarter	$0.2000	$0.0600
Fourth Quarter	$0.0950	$0.0048

Holders

As of December 31, 2021, there were 1,395,221,422 shares of common stock outstanding, which were held by approximately 525 record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently maintain any Equity Compensation Plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

The Company, through its subsidiaries, SilverLight Aviation, LLC and Silverlight Electric Vehicle Inc. is actively engaged in the design, development, manufacturing, distribution and marketing of reverse trikes (as of May 2021) and gyrocopters.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. The Company expects that our current cash on hand will meet the expected needs going forward. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Results from Operations – For the year ended December 31, 2021 as compared to December 31, 2020

The following discussion reflects consolidated financial statements for the year ended December 31, 2021 as compared to the stand-alone financial disclosures of SLA LLC for the year ended December 31, 2020. Since the Company had no operational activities for the periods included herein, we have included SLA LLC to properly reflect all operational activities for the periods reported here within.

Revenue

The Company had sales of $608,524 for the year ended December 31, 2021and SLA LLC has sales of $773,764 for the year ended December 31, 2020.   The decrease is primarily due to fewer gyrocopter sales during the year ended December 31, 2021.

Operating Expenses

The Company had $429,839 in operating expenses for the year ended December 31, 2021 as compared to $162,994 for the year ended December 31, 2020 for SLA LLC.  The increase was primarily to the increased activity related to hiring of officers and professional fees.

Loss From Operations

As a result of the foregoing, loss from operations was $280,194 for the year ended December 31, 2021, compared with loss from operations of $28,886, for the year ended December 31, 2020. The increase in our overall loss from operations was a result of an increase in administrative costs.

Net Income (Loss)

For the year ended December 31, 2021 the Company had net loss of approximately $213,996 compared to a net loss of $33,047 for SLA LLC for the year ended December 31, 2020, a decrease of $180,949. The decrease is primarily due to an increase in administrative costs .

Liquidity and Capital Resources

As of December 31, 2021 and 2020, The Company had $2,409,333 and SLA had $244,069 in Total Assets, respectively.

As of December 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. the Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Net Cash Used in Operating Activities

For the year ended December 31, 2021, $1,216,232 net cash used in operating activities was primarily attributable to loss from operations, financed by an increase in accounts payable and accrued liabilities. For the year ended December 31, 2020, $54,930 net cash used by operating activities was primarily attributable to loss from operations .

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $2,095,481 as compared to $77,953 for the year ended December 31, 2020. The change was due to the investment by the company.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $2,409,333 in Total Assets, primarily consisting of $484,230 in cash, $884,738 in inventory and Other Assets of $1,040,365. The Company had Total Liabilities of $2,427,823 as of December 31, 2021.

As of December 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Our cash flows for the period ended December 31, 2021 and 2020 are summarized below:

	Twelve months Ending December 31, 2021	Twelve months Ending December 31, 2020
Net cash (used by) operating activities	$(1,118,976)	$(54,930)
Net cash used in investing activities	$(657,594)	$-
Net cash provided by (used in) financing activities	$2,260,800	$77,953
Net Change in Cash	$484,230	$23,023
Cash at beginning of year	$-	$125,846
Cash at end of period	$484,230	$148,869

Advances from Officer

During the year ended December 31, 2021, the Company borrowed $52,905, in a series of payments, from the Chief Executive Officer in exchange for services provided.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for discussion of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

 In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted ASU 2014-09 effective January 1, 2018. The adoption of this standard had no material impact on the Company’s financial statements.

Purchase of Significant Equipment

We have not previously, nor do we intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

808 Renewable Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 808 Renewable Energy Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has  incurred losses since inception of $23,895,217, and has not received any revenues These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado April 15, 2022

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

  (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

808 Renewable Energy Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash in bank	$484,230	$-
Inventory	884,738	-
Receivables - related party	-	-
Receivables - other	-	-
Total current assets	1,368,968	-
Other assets
Goodwill	693,142	-
Furniture and Equipment, net of accumulated depreciation of $89,416	270,487	-
Intangible Assets, net of accumulated amortization of $31,000 and $26,350, respectively	74,736	-
Deposits	2,000	-
Total other assets	1,040,365	-
Total assets	$2,409,333	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$48,747	$-
Customer Deposits	-	-
Accrued liabilities	20,112	-
Accrued liabilities, related party	1,178,089	3,678
Loans payable	-	-
Loans payable, related party	82,155	-
Total current liabilities	1,329,103	3,678
Long-term liabilities
Note payable, related party	1,000,000	-
Note payable - EIDL	30,614	-
Note payable - PPP	37,830	-
Notes payable - Other	30,276	-
Total long-term liabilities	1,098,720	-
Total liabilities	2,427,823	3,678

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares
authorized; none issued and outstanding at December 31, 2021	-	-
Common stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; 1,395,221,422 and 196,721,427 outstanding as of December 31, 2021 and
December 31, 2020, respectively	13,952	196,721
Additional paid in capital	23,669,777	23,480,822
Accumulated deficit	(23,895,217)	(23,681,221)
Non-controlling interest	192,998	-
Total stockholders' equity (deficit)	(18,490)	(3,678)

Total liabilities and stockholders' equity	$2,409,333	$-

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Operations

			Twelve Months Ended December 31,
	Predecessor Period	Successor Period	Total	Predecessor Period
	2021	2021	2021	2020

Sales, net of allowances	$230,491	378,033	608,524	$-

Cost of Sales
Purchases	112,394	255,347	367,741	-
Labor	21,067	70,071	91,138	-
Total cost of sales	133,461	325,418	458,879	-
Gross profit	97,030	52,615	149,645	-

Operating expenses
Amortization	1,550	3,723	5,273	-
Legal and professional fees	36,567	26,086	62,653	4,158
Rent	9,350	22,740	32,090	-
Research and development	-	36,646	36,646	-
Officer salaries	13,333	118,068	131,401	-
General and administrative - other	22,794	138,982	161,776	1,500
Total operating expenses	83,594	346,245	429,839	5,658

Net Income (Loss) from operations	13,436	(293,630)	(280,194)	(5,658)

Other (expenses)
Interest, related party	(2,018)	(27,796)	(29,814)	-
Other income	11	37,933	37,944	-

Net Income (Loss) before income taxes	11,429	(283,493)	(272,064)	(5,658)

Income taxes	-	-	-	-

Net Income (Loss) before non-controlling interest	11,429	(283,493)	(272,064)	(5,658)

Less non-controlling interest	-	(58,068)	(58,068)	-

Net income (loss)	$11,429	(225,425)	(213,996)	$(5,658)

Net loss per common share
Basic and diluted	$ *	*	*	$ k *

Weighted average number of common shares
Basic and diluted	-	952,599,454	724,061,425	-

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statement of Stockholders' Equity

	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Total Stockholders'
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
BALANCES, January 1, 2019	-	$-	-	$-	196,721,427	$196,721	$23,480,822	$(23,625,563)	$-	$51,980
Net loss for the period								(50,000)	-	(50,000)
BALANCES, December 31, 2019	-	-	-	-	196,721,427	196,721	23,480,822	(23,675,563)	-	(1,980)
Net loss for the period	-	-	-	-				(5,658)	-	(5,658)
Balances December 31, 2020	-	-	-	-	196,721,427	196,721	23,480,822	(23,681,221)	-	(3,678)
Repurchase of common shares for cash	-	-	-	-	(96,500,005)	(965)	(72,849)	-	-	(73,814)
Change in value of common shares						(194,754)	194,794			-
Sale of common shares for cash					1,295,000,000	12,950	67,050			80,000
Acquisition of SLA non-controlling interest									251,066	(251,066)
Net loss for the period	-	-	-	-	-	-	-	(213,996)	(58,068)	(272,064)
BALANCES, December 31, 2021	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(23,895,217)	$192,998	$(18,490)

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss from continuing operations attributable to common stockholders	$(213,996)	$(5,658)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization	24,163	-
Forgiveness of PPP Loan	(37,673)	-
Non-controlling interest	(58,068)	-
Changes in:
Inventory	(859,738)	-
Accounts Receivable	2,382	-
Accounts Payable	48,747	-
Accrued liabilities, related party	(24,793)	-

Net cash (used by) operating activities	(1,118,976)	(5,658)

INVESTING ACTIVITIES
Purchase of assets	(200,736)	-
Purchase of assets - Molds	(150,000)	-
Purchase of subsidiary, net of working capital	(306,858)	-
Net cash used in investing activities	(657,594)	-

FINANCING ACTIVITIES
Sale of common shares	80,000	-
Repurchase of common shares	(73,814)	-
Proceeds from EIDL	891	-
Net payments on PPP	30,276	-
Net disbursements on notes payable	-	-
Investment in Silverlight Electric Vehicles	-	-
Loans from related party, net of repayment	2,223,447	5,658
Net cash provided by financing activities	2,260,800	5,658

NET CHANGE IN CASH	484,230	-

CASH, Beginning	-	-

CASH, Ending	$484,230	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and History

On May 13, 2009, 808 Renewable Energy Corporation, (the "Company”), was incorporated in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing renewable energy products.

On or around March 2016, the Company failed to file reports with the Securities and Exchange Commission and has since abandoned and ceased all operations. A shareholder and affiliate of the officer/director of the Company filed with the court in Nevada a petition to act as the custodian for the Company and was granted such authority in September 2018. The custodian paid outstanding debts of the Company and filed the necessary documents to bring the Company into compliance with state authority and to maintain such compliance. On July 19, 2019, the shareholder was removed as custodian of the Company. See Note 3 – Debt.

On March 15, 2021, the Company acquired fifty-five percent (55%) of the membership interest in SilverLight Aviation LLC (“SLA LLC”), a Florida limited liability company, that has been in business for approximately ten years and specializes in the design, manufacture and sale of gyroplane kits to the general public throughout the United States. See Note 4 – Significant Acquisition.

On May 3, 2021 the Company entered into an Asset Purchase Agreement to acquire certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying balance sheet as of December 31, 2021 and the income statement, statement of stockholders’ equity and the statement of cash flows for the twelve months ended December 31, 2021 include the accounts of 808 Renewable Energy Corporation, its fifty-five (55%) percent owned subsidiary, SLA LLC and its fifty-one (51%) percent owned subsidiary, SLEV. The accompanying balance sheet as of December 31, 2020 and the income statement and the statement of cash flows for the twelve months ended December 31, 2020 include only the accounts of 808 Renewable Energy Corporation.  All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the fair value of assets and liabilities, income taxes and the valuation allowances related to deferred tax assets and contingencies.

Revenue recognition

The Company follows the provisions of Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. The Company’s adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014 - 09, the Company recognizes revenue when control of the promised services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company derives its revenues from the sale of gyroplane kits to the general public. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts:

1.	Identify the contract with a customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to performance obligations in the contract; and
5.	Recognize revenue as the performance obligation is satisfied.

For the twelve months ended December 31, 2021 inventory cost was adjusted in order to match the cost of goods sold with the corresponding revenue.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the Accounting Standards Codification (the “ASC”), the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Other Comprehensive Loss

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company's deferred income taxes include certain future tax benefits.  The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2021, and December 31, 2020, there were no uncertain tax positions that required accrual.

Business Combination

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair values at the date of acquisition. The guidance further provides that acquisition costs will generally be expenses as incurred and changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether assets acquired and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment.  This impairment test is calculated at the reporting unit level.  The goodwill impairment test has two steps.  The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount.  If the implied goodwill is less than the carrying amount, a write-down is recorded.  Management tested goodwill at the date of acquisition for impairment to indicate if impairment occurred.  See Note 3 – Fair Value Measurement.

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three and twelve months ended December 31, 2021 and 2020.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through December 31, 2021, the Company has not been involved in any unconsolidated SPE transactions.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the consolidated financial statements are issued.

Note 3 – Fair Value Measurements

The Company applies the authoritative guidance applicable to all financial assets and liabilities required to be measured and reported on a fair value basis, as well as to non-financial assets and liabilities measured at fair value on a non-recurring basis, including impairments of long-lived assets. The fair value of an asset or liability is the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable input are inputs that reflect the Company’s assumptions of what market participants would use in valuing the asset or liability based on the information available in the circumstances.

Financial and non-financial assets and liabilities are classified within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in and out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented. The hierarchy is organized into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities; or

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs or significant value drivers are observable; or

Level 3: Unobservable pricing inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company measured the financial or non-financial assets and liabilities at March 30, 2021 as there was a significant acquisition at March 15, 2021 within the valuation hierarchy during the twelve months ended December 31, 2021. As such, there was no impairment recorded during the twelve months ended December 31, 2021.

Note 4 – Significant Acquisition

Effective March 15, 2021, the Company acquired fifty-five (55%) of the membership interest of SLA LLC. SLA LLC is a Florida private manufacturing and retail company of gyroplane kits. The acquisition was accounted for using the acquisition method in accordance with ASC 805.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at March 15, 2021:

Consideration Given
Cash		$1,000,000

Allocation of Consideration Given
Cash in bank	$691,397
Inventory	25,000
Receivables - other	2,382
Intangible asset - Design, net	66,650
Goodwill	-
Other assets	2,000

Total assets		$787,429

Current liabilities	124,375
Long-term liabilities	105,131

Total liabilities		229,506

Non-controlling interest fair value at time of acquisition of SLA LLC		(251,065)

Net assets acquired		$306,858

On May 3, 2021 the Company entered into an Asset Purchase Agreement to acquire certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars.

Note 5 – Debt

Government Debt

On April 16, 2020, SLA LLC borrowed $37,000 from the Small Business Administration as part of the PPP in exchange for an unsecured promissory note at the rate of one percent (1%) per annum whereby the promissory note will be repaid over a period of twenty-four (24) months with the first payment due twelve months after the date of the loan. This loan was forgiven during June 2021.

On February 12, 2021, SLA LLC borrowed $37,500 from the Small Business Administration as part of the Paycheck Protection Program (“PPP”) in exchange for an unsecured promissory note at the rate of one percent (1%) per annum whereby the promissory note will be repaid over a period of sixty (60) months with the first payment due ten months after the date of the loan.  On December 31, 2021, SLA LLC owes $37,830 in principal and accrued interest.

This loan was forgiven during January 2022.

On June 13, 2020, SLA LLC borrowed $29,000 from the Small Business Administration in exchange for a secured promissory note at the rate of 3.75% per annum whereby the promissory note will be repaid over a period of thirty (30) years beginning with the first payment due twenty-four months after the date of the loan in the amount of $142 per month. The promissory note is collateralized by the tangible and intangible property of SLA LLC. At December 31, 2021, SLA LLC owes 30,614 in principal and accrued interest.  This loan was paid in full in March 2022.

Due to Related Party

On March 1, 2021, the Company’s majority shareholder loaned the Company $1,000,000 in order for the Company to acquire a 55% percent membership interest in SilverLight Aviation LLC in exchange for the Company issuing an unsecured promissory note at the rate of three percent (3%) per annum with all unpaid and accrued principal and interest due in full on March 1, 2023. At December 31, 2021, the Company owes $1,000,000 in principal plus accrued interest of $25,000.

During the twelve months ended December 31, 2021, the Company’s majority shareholder paid various expenses on behalf of the Company in the amount of $4,250 and at December 31, 2021 the Company owes the shareholder $4,250.

During the twelve months ended December 31, 2021, a shareholder and affiliate of an officer/director of the Company, paid various trade payables on behalf of the Company in the amount of $2,508. On March 9, 2021, the Company repaid in full its amount owed of $6,186.

During the twelve months ended December 31, 2021, the Company’s majority shareholder (affiliate of an officer/director of the Company) loaned $1,126,778 to the Company.  The company has paid back $31,499, therefore at December 31, 2021, the Company owes the shareholder $1,095,279.

During the twelve months ended December 31, 2021, the Company’s majority shareholder (affiliate of an officer/director of the Company) paid various trade payables on behalf of the Company in the amount of $82,810, therefore at December 31, 2021, the Company owes the shareholder $82,810.

During the twelve months ended December 31, 2021, an officer of the Company paid various expenses of the Company and at December 31, 2021, the Company owes the officer an amount of $52,905.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s capital stock at December 31, 2021 and December 31, 2020 consists of 20,000,000 authorized shares of $0.00001 and $0.001 par value preferred stock, respectively.

Series D Convertible

On September 29, 2014, the Board of Directors established the Series D Preferred Stock, consisting of 8,000,000 shares with no par value. The Series D Preferred Stock shareholders are entitled to receive cumulative quarterly dividends at the rate of $0.15 per share per annum and will share in any liquidation, or dissolution, preference to any other distribution to the holders of common shares, an amount equal to $1.25 for each outstanding share. The holders of the Series D Preferred Stock shall have the right to convert, at their option, 24 months after the date of issuance, into common shares at a price equivalent to 40% of the Company's average market price for ten trading days prior to conversion. The Series D Preferred Stock will automatically convert to common stock upon the earlier of (i) 24 months from the purchase date or (ii) the date specified by written consent or agreement of the holders of a majority of the outstanding shares of Series D Preferred Stock. At December 31, 2021 and, there are no shares of Series D Preferred Stock issued and outstanding.

Series F Convertible

On November 14, 2018, the Board of Directors established the Series F Preferred Stock, consisting of 1,500,000 shares with a par value of $0.001 per share. The Series F Preferred Stock shareholders shall have the right, at their option, at any time at the date of issuance, into common shares of the Company equal to 0.00006% of the total issued and outstanding share of common stock of the Company upon conversion, the number of common shares to be issued shall represent the same percentage of the issued and outstanding shares of common stock that the Series F Preferred Stockholder had prior to conversion. At December 31, 2021 and 2020, there are no shares of Series F Preferred Stock issued and outstanding.

Common Stock

The Company’s capital stock at December 31, 2021 consists of 2,500,000,000 authorized shares of $0.00001 and $0.001 par value common stockand there are a total of 1,395,221,422 shares of issued and outstanding, respectively.  There were no shares issued and outstanding as of December 31, 2020 for SLA, LLC

SILVERLIGHT AVIATION, LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

Silverlight Aviation, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Silverlight Aviation, LLC (SLA LLC) as of December 31, 2020, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of SLA LLC as of December 31, 2020, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the SLA LLC’s management. Our responsibility is to express an opinion on the SLA LLC’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to SLA LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The SLA LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the SLA LLC’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the SLA LLC will continue as a going concern. As discussed in note 2 to the financial statements, the SLA LLC has incurred losses since inception of $ 246,506. This creates an uncertainty as to the SLA LLC’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

SLA LLC is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the SLA LLC plans to operate.

Emphasis of Matters-Predecessor and Successor Reporting

This report covers the financial statements of SLA LLC (the “Predecessor”) for the year ended December 31, 2020 on a stand-alone basis.  The Predecessor Period is considered to be all activities of SLA LLC prior to March 15, 2021.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

January 28, 2022

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Silverlight Aviation, LLC

Balance Sheets

	Predecessor Period March 15, 2021	Predecessor Period December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash in bank	$691,397	$148,869
Inventory	25,000	25,000
Receivables - related party	-	-
Receivables - other	2,382	-
Total current assets	718,779	173,869
Other assets

Intangible asset, net of accumulated amortization of $26,350 and $24,800, respectively, at December 31, 2020 and 2019 and $26,350 and $23,250, respectively, at March 15, 2021 and September 30, 2020	66,650	68,200
Deposits	2,000	2,000
Total other assets	68,650	70,200
Total assets	$787,429	$244,069

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$-	$-
Customer Deposits	-	110,700
Accrued liabilities	237	2,662
Accrued liabilities, related party	50,405	95,000
Loans payable	73,733	73,097
Loans payable, related party	-	48,905
Total current liabilities	124,375	330,364
Long-term liabilities

Note payable - EIDL	29,723	29,446
Note payable - PPP	75,408	37,765
Total long-term liabilities	105,131	67,211
Total liabilities	229,506	397,575

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares authorized; none issued and outstanding at December 31, 2020,	-	-
Common stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; none issued and outstanding at December 31, 2020	-	-
Additional paid in capital	793,000	93,000
Accumulated deficit	(235,077)	(246,506)
Total stockholders' equity (deficit)	557,923	(153,506)

Total liabilities and stockholders' equity	$787,429	$244,069

The accompanying notes are an integral part of these financial statements.

Silverlight Aviation, LLC

Statements of Operations

	January 1, 2021 through March 15, 2021	For the Year ended December 31, 2020
	Predecessor Period 2021	Predecessor Period 2020
	(Unaudited)
Sales, net of allowances	230,491	$773,764

Cost of Sales
Purchases	112,394	522,849
Labor	21,067	116,782
Total cost of sales	133,461	639,631
Gross profit	97,030	134,133

Operating expenses
Amortization	1,550	6,200
Professional fees - accounting	36,567	4,318
Rent	9,350	36,600
Salaries	13,333	55,509
General and administrative - other	22,794	60,367
Total operating expenses	83,594	162,994

Net Income (Loss) from operations	13,436	(28,861)

Other (expenses)
Interest, related party	(2,018)	(9,186)
Other income	11	5,000

Net Income (Loss) before income taxes	11,429	(33,047)

Income taxes	-	-

Net Income (Loss)	11,429	(33,047)

Net loss per common share
Basic and diluted	*	$ *

Weighted average number of common shares
Basic and diluted	-	-

____________

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Silverlight Aviation, LLC

Statement of Stockholders' Equity

	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Total Stockholders'
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)

Balances December 31, 2019					-	-	93,000	(213,459)	-	(120,459)
Net loss for the period	-	-	-	-				(33,047)	-	(33,047)
Balances December 31, 2020	-	-	-	-	-	-	93,000	(246,506)	-	(153,506)
Capital Contributions	-	-	-	-	-	-	700,000	-	-	700,000
Net loss for the period	-	-	-	-	-	-	-	11,429	-	11,429
BALANCES, March 15, 2021	-	$-	-	$-	-	$-	$793,000	$(235,077)	$-	$557,923

The accompanying notes are an integral part of these financial statements.

Silverlight Aviation LLC

Statements of Cash Flows

For the year ended December 31, 2020

OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to common stockholders	$(33,047)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Amortization	6,200
Non-controlling interest	-
Changes in:
Inventory	65,000
Accounts Receivable	-
Customer Deposits	(91,300)
Accrued liabilities, related party	(1,783)

Net cash (used by) operating activities	(54,930)

INVESTING ACTIVITIES
Purchase of assets	-
Net cash used in investing activities	-

FINANCING ACTIVITIES
Proceeds from EIDL	29,446
Net payments on PPP	37,765
Capital Contributions	-
Net disbursements on notes payable	(13,432)
Loans from related party, net of repayment	24,174
Net cash provided by financing activities	77,953

NET CHANGE IN CASH	23,023

CASH, Beginning	125,846

CASH, Ending	$148,869

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and History

Silverlight Aviation LLC (“SLA LLC”) started in February 2012 as a light aircraft engineering consulting company facilitating and managing compliance projects at the technical level for various light aircraft manufacturers. In 2015, it changed operations to design and manufacture a light experimental gyroplane kit to fit FAA allowed regulations for gyroplanes. In such an effort, it acquired the rights to a design for a two seat tandem gyroplane which was used as a basis to develop the AR-1 gyroplane. To date SLA LLC has sold 53 gyroplanes, 48 of them as AR-1 kits.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the fair value of assets and liabilities, income taxes and the valuation allowances related to deferred tax assets and contingencies.

Revenue recognition

SLA LLC follows the provisions of Accounting Standards Update (“ASU”) No. 2014 - 09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. SLA LLC’s adoption of ASU 2014 - 09 did not have a material impact on the amount and timing of revenue recognized in its financial statements.

Under ASU 2014 - 09, SLA LLC recognizes revenue when control of the promised services is transferred to customers, in an amount that reflects the consideration SLA LLC expects to be entitled to in exchange for those services.

SLA LLC derives its revenues from the sale of gyroplane kits to the general public. SLA LLC applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its contracts:

Identify the contract with a customer;

Identify the performance obligations in the contract;

Determine the transaction price;

Allocate the transaction price to performance obligations in the contract; and

Recognize revenue as the performance obligation is satisfied.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, SLA LLC assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Other Comprehensive Loss

SLA LLC has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

Income Taxes

SLA LLC uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of SLA LLC’s assets and liabilities. The deferred tax assets are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

SLA LLC’s deferred income taxes include certain future tax benefits. SLA LLC records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

SLA LLC has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2020 there were no uncertain tax positions that required accrual.

Off-Balance Sheet Arrangements

As part of its ongoing business, SLA LLC has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through September 30, 2021, SLA LLC has not been involved in any unconsolidated SPE transactions.

Going Concern

SLA LLC had a stockholder’s deficit of $246,506 at December 31, 2020 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about SLA LLC’s ability to continue as a going concern. The continued operations of SLA LLC are dependent upon its ability to raise additional capital, obtain additional financing, and/or acquire or develop a business that generates sufficient positive cash flows from operations.

Subsequent Events

SLA LLC evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Fair Value Measurements

SLA LLC applies the authoritative guidance applicable to all financial assets and liabilities required to be measured and reported on a fair value basis, as well as to non-financial assets and liabilities measured at fair value on a non-recurring basis, including impairments of long-lived assets. The fair value of an asset or liability is the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SLA LLC maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of SLA LLC. Unobservable input are inputs that reflect SLA LLC’s assumptions of what market participants would use in valuing the asset or liability based on the information available in the circumstances.

Financial and non-financial assets and liabilities are classified within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. SLA LLC’s policy is to recognize transfers in and out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. SLA LLC has consistently applied the valuation techniques discussed below in all periods presented. The hierarchy is organized into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities; or

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs or significant value drivers are observable; or

Level 3: Unobservable pricing inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

SLA LLC measured the financial or non-financial assets and liabilities at December 31, 2020. There was no impairment recorded during the year ended December 31, 2020.

Note 4 – Debt

Government Debt

On April 16, 2020, SLA LLC borrowed $37,000 from the Small Business Administration as part of the Paycheck Protection Program (“PPP”) in exchange for an unsecured promissory note at the rate of one percent (1%) per annum whereby the promissory note will be repaid over a period of twenty-four (24) months with the first payment due twelve months after the date of the loan. At December 31, 2020, SLA LLC owes $37,765 in principal and accrued interest.

On February 12, 2021, SLA LLC borrowed $37,500 from the Small Business Administration as part of the Paycheck Protection Program in exchange for an unsecured promissory note at the rate of one percent (1%) per annum whereby the promissory note will be repaid over a period of sixty (60) months with the first payment due ten months after the date of the loan. At March 15, 2021, SLA LLC owes $37,642 in principal and accrued interest.

The PPP loans have such terms and provisions whereby SLA LLC maybe able to have the entire amount forgiven by the government and that amount is not yet known at the time of these financial statements.

On June 13, 2020, SLA LLC borrowed $29,000 from the Small Business Administration in exchange for a secured promissory note at the rate of 3.75% per annum whereby the promissory note will be repaid over a period of thirty (30) years beginning with the first payment due twelve months after the date of the loan in the amount of $142 per month. The promissory note is collateralized by the tangible and intangible property of SLA LLC. At December 31, 2020, SLA LLC owes $29,446 in principal and accrued interest.

Due to Related Party

SLA LLC owed a related party $95,000 as of December 31, 2020. The amounts were related to contributions that were to be paid back through product acquisitions. The balance was paid in full as part of the acquisition date transactions.

During the period ended March 15, 2021, an officer of SLA LLC incurred various expenses and at March 15, 2021, SLA LLC owes the officer an amount of $50,405. There is no formal documentation evidencing this loan. This loan is due on demand and no demand has been made for repayment.

SLA LLC owed a related party $48,905 as of December 31, 2020. The amounts were payments by an entity owned by a manager of SLA LLC and President of the Company for operational expenses incurred by SLA LLC. The balance was paid in full as part of the acquisition date transactions.

Note 5 – Stockholders’ Equity

Additional Paid In Capital

The Company currently does not have any stock outstanding or authorized.  The Company records all contributions of capital as Additional Paid in Capital (APIC).  The Company received capital contributions during the period ended March 15, 2021 from related parties of $700,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position

David Chen	57	Chief Executive Officer, President and Chairman of the Board
Peter Yaugh Chen	52	Chief Financial Officer, Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Director and Officer Biographical Information

David Chen – Chairman of the Board/CEO/President

David Chen has served as Chief Operating Officer of XT Energy Group, Inc. from July 2018 to March 2020. He has served as Executive Director, President and Chief Executive Officer of ASC, since July 2017, as Executive Director of Asia Pacific at Federal Aerospace Holdings Group, a general aviation development company since September 2015, as President of Sino Tech Jiu-Ding Energy Development Co., Ltd., a shale oil technology company, since May 2016, and as President of Inner Mongolia Aero Motor Group, a low-speed electric vehicle manufacturing company, since December 2017. He previously served as President of American Franchise Development Group from May 1998 to March 2008, and as Property Claims Manager at Transtate Insurance Company, a New York State Property & Casualty Insurer from June 1991 to July 1998. Mr. Chen received a master’s degree in Asian Studies from St. John’s University and an Executive degree in business administration from Tuck School of Business at Dartmouth. Mr. Chen obtained his bachelor’s degree in computer science from Southern Connecticut State University. Mr. Chen has received numerous awards for his business achievement, such as Minority Retailer of the Year in 2006 by U.S. Department of Commerce, Minority Business Development Agency, Overseas Chinese Model Businessman of the Year in 2006 by Republic of China (Taiwan), Businessman of the Year in 2007 by National Republican Congressional Committee Business Advisory Committee.

Peter Yaugh Chen – Director/CFO

Peter Yaugh Chen served as the Vice President, Development Operations as well as director of Development Operations at MiMedia, Inc. since 2014. Peter serves as Director and Executive Vice President of American Software Capital Inc. Peter is the brother of David Chen.

There are no agreements with respect to electing directors. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

Committees of the Board of Directors

We have no separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board. The functions of those committees are currently undertaken by our Board. We expect to put into place a separately designated audit committee, compensation committee and nominating committee upon the completion of this offering.

The Board does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board will evaluate stockholder recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for our fiscal years ended December 31, 2020 and December 31, 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2021.  In this prospectus, we refer to such officers as our “Named Executive Officers.”

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below. No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

David Chen, Chairman, CEO, President (1)	2020	$0	-	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen, CFO Director, (2)	2020	$-	--	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

William Bossung (3)	2020	$-	--	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President February 11, 2021.
(2)	Peter Yaugh Chen was named Director and CFO February 11, 2021.
(3)	Mr. Bossung served as an officer and director of the Company until resignation on February 11, 2021.

Directors Compensation

During the fiscal years ended December 31, 2020 and December 31, 2021, our directors were not paid any compensation for serving as Directors of the Company.

Employment Agreements

The Company does not have any written or oral agreements with any of its executive officers regarding compensation.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws. Unless otherwise specified the address for each of the above is 850 Tidewater Shores Loop, Suite 402, Bradenton, Florida 34208.

Our calculation of the percentage of beneficial ownership prior to this offering is based on 1,395,221,422 shares of common stock outstanding as of December 31, 2021. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
David Chen (1)	1,295,000,000	92.8%
Peter Yaugh Chen	0	0
Officers and Directors as a Group (2 individuals)

* Less than 1%.

Total	1,295,000,000	92.8%

(1)	Shares are held in the name American Software Capital Inc., and entity of which David Chen is the President.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last fiscal year, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

•	Any director or executive officer of the Company;

•	Any immediate family member of a director or executive officer of the Company; and

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock.

On February 11, 2021, the Company agreed as part of a Stock Purchase Agreement to sell 1,295,000,000 shares of its $0.00001 par value common stock to American Software Capital, Inc. (an entity owned and controlled by David Chen, CEO and President of the Company) in exchange for $80,000 in cash.

As of December 31, 2021 David Chen, CEO and President of the Company, loaned the Company $799,090 due. The balance due of $799,090 as at December 31, 2020 is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Independent Directors

The Company has no independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2021	2020
Audit Fees	$23,000	$13,000
Audit Related Fees	5,000	5,000
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$28,000	$18,000

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2021 or 2020.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2021, and 2020 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10–K Summary

                None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

808 Renewable Energy Corporation

Dated: April 15, 2022	By:	/s/ David Chen
David Chen CEO/President/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chen	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer),	April 15, 2022
David Chen
/s/ Peter Yaugh Chen	Chief Financial Officer and Director (Principal Financial Officer),	April 15, 2022

Peter Yaugh Chen

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

