Form 10-Q
period 2022-03-31
808 RENEWABLE ENERGY CORP
filed 2022-05-20
CIK 1467913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

Commission File No. 000-56313

808 Renewable Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	80-0651522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 850 Tidewater Shores Loop, Suite 402

Bradenton, Florida 34208

(Address of principal executive offices)

Phone: (631) 397-1111

(Registrant’s telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2022, the Company had 1,395,221,422 outstanding shares of its common stock, par value $0.00001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

808 RENEWABLE ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheets – March 31, 2022 and December 31, 2021	5

Consolidated Income Statements – Three Months Ended March 31, 2022

Predecessor Income Statement - Period Ended March 15, 2021

Successor Income Statement – Period Ended March 31, 2021

Consolidated Statement of Changes in Stockholders’ Equity – Three months Ended March 31, 2022	7

Consolidated Statements of Cash Flows – Twelve Months Ended March 31, 2022 and 2021	8

Notes to Consolidated Financial Statements	10

RNWR Income Statement – Three Months Ended March 31, 2021

Notes to Financial Statements

808 Renewable Energy Corporation and Subsidiary

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$382,871	$481,410
Accounts Recievable	2,090	-
Inventory	1,097,080	884,738
Receivables - other	820	-
Total current assets	1,482,862	1,366,148
Other assets
Goodwill	693,141	693,142
Furniture and Equipment, net of accumulated depreciation of $91,146.85 and $89,058, respectively	181,807	175,487
Intangible Assets, net of accumulated amortization of $32,550 and 31,000, respectively	73,186	74,736
Deposits	2,000	2,000
Total other assets	950,134	945,365
Total assets	$2,432,996	$2,311,513

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$-	$927
Credit Card Payable	33,866	-
Accrued liabilities	7,253	20,112
Accrued liabilities, related party	1,451,722	1,104,216
Loans payable	-	-
Loans payable, related party	-	106,029
Total current liabilities	1,492,841	1,231,284
Long-term liabilities
Note payable, related party	1,000,000	1,000,000
Note payable - EIDL	-	30,614
Note payable - PPP	-	37,830
Notes payable - Other	30,656	30,276
Total long-term liabilities	1,030,656	1,098,720
Total liabilities	2,523,497	2,330,004

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; 1,395,221,422 outstanding as of March 31, 2022 and December 31, 2021, respectively	13,952	13,952
Additional paid in capital	23,669,777	23,669,777
Accumulated deficit	(23,941,521)	(23,895,217)
Non-controlling interest	167,291	192,997
Total stockholders' equity (deficit)	(90,501)	(18,490)

Total liabilities and stockholders' equity	$2,432,996	$2,311,513

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Consolidated Statements of Operations

	Three Months Ended March 31, 2022	Predecessor Period Ended March 15, 2021	Successor Period Ended March 31, 2021	Total Period Ended March 31, 2021

Sales, net of allowances	$141,059	$230,491	$39,183	$269,674

Cost of Sales
Purchases	102,644	112,394	19,107	131,501
Labor	19,025	21,067	3,581	24,648
Freight and Shipping Costs	1,172	-	-	-
Total cost of sales	122,842	133,461	22,688	156,149
Gross profit	18,217	97,030	16,495	113,525

Operating expenses
Advertising	22,017
Amortization	1,550	1,550	264	1,814
Legal and professional fees	9,467	36,567	13,772	50,339
Rent	6,037	9,350	-	9,350
Research and development	470	-	-	-
Officer salaries	40,154	13,333	-	13,333
General and administrative - other	39,796	22,794	18,787	41,581
Total operating expenses	119,490	83,594	32,823	116,417

Net Income (Loss) from operations	(101,273)	13,436	(16,328)	(2,892)

Other (expenses)
Interest, related party	(8,580)	(2,018)	(2,891)	(4,909)
Other income	37,842	11	-	11

Net Income (Loss) before income taxes	(72,011)	11,429	(19,219)	(7,790)

Income taxes	-	-	-	-

Net Income (Loss) before non-controlling interest	(72,011)	11,429	(19,219)	(7,790)

Less non-controlling interest	(25,707)	-	1,053	1,053

Net income (loss)	$(46,304)	$11,429	$(20,272)	$(8,843)

Net loss per common share
Basic and diluted	$*	$ *	$ *	$ *

Weighted average number of common shares
Basic and diluted	1,395,221,422	-	952,599,454	952,599,454

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statement of Stockholders' Equity

										Total
	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Stockholders'
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
BALANCES, December 31, 2021	-	-	-	-	1,395,221,422	13,952	23,669,777	(23,895,217)	192,998	(18,490)
Net loss for the period	-	-	-	-		-	-	(46,304)	(25,707)	(72,011)
BALANCES, March 31, 2022	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(23,941,521)	$167,291	$(90,501)

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to common stockholders	$(72,011)	$(20,272)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation & Amortization	3,281	264
Forgiveness of PPP Loan	(37,380)
Non-controlling interest
Changes in:
Inventory	(212,342)
Accounts Receivable	(2,090)
Loans to Employees	(820)
Customer Deposits
Accounts Payable	(927)	4,931
Credit Cards Payable	16,537
Payroll Taxes Payable	1,254
Sales Tax Payable	391
Accrued Payroll	2,825
Accrued liabilities, related party	-	2,548

Net cash (used by) operating activities	(301,283)	(12,529)

INVESTING ACTIVITIES
Purchase of assets	(8,050)
Purchase of assets - Molds
Purchase of subsidiary, net of working capital		(306,858)
Net cash used in investing activities	(8,050)	(306,858)

FINANCING ACTIVITIES
Sale of common shares		80,000
Repurchase of common shares		(73,814)
Net Payments for EIDL	(30,614)
Net disbursements on notes payable	380
Investment in Silverlight Electric Vehicles
Loans from related party, net of repayment	241,478	1,007,024
Net cash provided by financing activities	211,245	1,013,210

NET CHANGE IN CASH	(98,088)	693,823

CASH, Beginning	481,410	-

CASH, Ending	$383,321	$693,823

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$1,080	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation

Statements of Operations

	Three Months Ended March 31, 2021

Sales, net of allowances		$-

Cost of Sales
Purchases		-
Labor		-
Freight and Shipping Costs		-
Total cost of sales		-
Gross profit		-

Operating expenses
Advertising		-
Amortization		-
Legal and professional fees		7,556
Rent		-
Research and development		-
Officer salaries		-
General and administrative - other		11,456
Total operating expenses		19,012

Net Income (Loss) from operations		(19,012)

Other (expenses)
Interest, related party		(2,548)
Other income		-

Net Income (Loss) before income taxes		(21,560)

Income taxes		-

Net Income (Loss) before non-controlling interest		(21,560)

Less non-controlling interest		-

Net income (loss)		$(21,560)

Net loss per common share
Basic and diluted	$	*

Weighted average number of common shares
Basic and diluted		952,599,454

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and History

On May 13, 2009, 808 Renewable Energy Corporation, (the "Company”), was incorporated in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing renewable energy products.

On March 15, 2021, the Company acquired fifty-five percent (55%) of the membership interest in SilverLight Aviation LLC (“SLA LLC”), a Florida limited liability company, that has been in business for approximately eleven years and specializes in the design, manufacture and sale of gyroplane kits to the general public throughout the United States. See Note 4 – Significant Acquisition.

On May 3, 2021 the Company entered into an Asset Purchase Agreement to acquire certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars.

In May 2021 the Company formed Silverlight Electric Vehicle Inc. (“SLEV”) to operate the electric vehicle division, sales, procurement of vehicles and or manufacturing/assembly. The Company owns Fifty One Percent (51%) of Silverlight Electric Vehicle Inc. and Remy Breton owns Forty Nine Percent (49%). Mr. Breton serves as a Vice President of Silverlight Electric Vehicle Inc.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial include the accounts of 808 Renewable Energy Corporation, its fifty-five (55%) percent owned subsidiary, SLA LLC and its fifty-one (51%) percent owned subsidiary, SLEV.  All intercompany balances have been eliminated during consolidation.

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

For the three months ended March 31, 2022 inventory cost was adjusted in order to match the cost of goods sold with the corresponding revenue.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2022 and December 31, 2021 there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the three and twelve months ended March 31, 2022 and December 31, 2021.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through March 31, 2022, the Company has not been involved in any unconsolidated SPE transactions.

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

The Company measured the financial or non-financial assets and liabilities at March 31, 2021 as there was a significant acquisition at March 15, 2021 within the valuation hierarchy during the twelve months ended December 31, 2021. As such, there was no impairment recorded during the twelve months ended December 31, 2021 or the 3 months ended March 31, 2022

Note 4 – Significant Acquisition

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

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at March 15, 2021:

Consideration Given
Cash		$1,000,000

Allocation of Consideration Given
Cash in bank	$691,397
Inventory	25,000
Receivables - other	2,382
Intangible asset - Design, net	66,650
Goodwill	-
Other assets	2,000

Total assets		$787,429

Current liabilities	124,375
Long-term liabilities	105,131

Total liabilities		229,506

Non-controlling interest fair value at time of acquisitiion of SLA LLC		(251,065)

Net assets acquired		$306,858

On May 3, 2021 the Company entered into an Asset Purchase Agreement to acquire certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars through SLEV.

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

Due to Related Party

On March 1, 2021, the Company’s majority shareholder loaned the Company $1,000,000 in order for the Company to acquire a 55% percent membership interest in SilverLight Aviation LLC in exchange for the Company issuing an unsecured promissory note at the rate of three percent (3%) per annum with all unpaid and accrued principal and interest due in full on March 1, 2023. At March 31, 2022, the Company owes $1,000,000 in principal plus accrued interest of $32,750.

During the three months ended March 31, 2022, a shareholder and officer/director of the Company loaned $224,008 to the Company. On March 31, 2022, the Company owed the shareholder $1,269,287.

During the three months ended March 31, 2022, an officer/director of the Company loaned $9,970 to the Company. On March 31, 2022, the Company owed the officer/director $92,779.

During the twelve months ended December 31, 2021, an officer of the Company paid various expenses of the Company and at March 31, 2022, the Company owes the officer an amount of $52,905.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s capital stock at March 31, 2022 and December 31, 2021 consists of 20,000,000 authorized shares of $0.00001 and $0.001 par value preferred stock, respectively.

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

Common Stock

The Company’s capital stock at March 31, 2022 consists of 2,500,000,000 authorized shares of $0.00001 and $0.001 par value common stock and there are a total of 1,395,221,422 shares of issued and outstanding, respectively.  There were no shares issued and outstanding as of December 31, 2021 for SLA, LLC

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

808 Renewable Energy Corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a general aviation and electric vehicle manufacturer and distributor, and our current product lines are AR-1 gyrocopter and electric reverse-trike vehicles, under the name Silverlight Aviation, LLC and Silverlight Electric Vehicles.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

Revenue. For the three months ended March 31, 2022, we generated revenues of $141,069 as compared to $269,674 for the three months ended March 31, 2021.  The decrease in revenue of $128,605 was due to lack of sales activities and difficulties in securing parts for assembling and manufacturing.

Operating Expenses. For the three months ended March 31, 2022 operating expenses increased from $116,417 for the three months ended March 31, 2021 to $119,490. The slight increase was mainly due to increase in freight and parts costs.

Other Income. For the three months ended March 31, 2021, other income was $11, compared to other income of $37,842 for the three months ended March 31, 2022.  The increase in Other Income of $37, 831 was due to forgiveness of the PPP loan held by SLA.

Net Income (Loss). The Company’s net loss was $(8,843) compared to a net loss of $(45,304) for the three months ended March 31, 2021 and 2022, respectively. The increase in net income (loss) was mainly due to a reduction in operational and marketing expenses.

Liquidity and Capital Resources

We are an early stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $382,871 in cash as of March 31, 2022. The Company has negative working capital of approximately $9,979, and total stockholders’ deficit of $90,501 as of March 31, 2022.  As of March 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. The Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($301,283) for the three months ended March 31, 2022, and ($12,529) for the three months ended March 31, 2021, an increase of $288,754 primarily as a result of the forgiveness of the PPP loan and net loss for the period, the net loss for the period, and the increase in inventory during the period ended March 31, 2022.

Investing Activities

Cash used in investing activities – Net cash used in investing activities was ($8,050) for the three months ended March 31, 2022 and ($307,814) for the three months ended March 31, 2021. The decrease in net cash used in investing activities was due to the purchase of subsidiaries in prior period that did not recur in the period ended March 31, 2022.

Financing Activities

Cash provided by financing activities – During the three months ended March 31, 2022, our net cash provided by financing activities was $211,245 as compared to $1,014,166 for the three months ended March 31, 2021 primarily as a result of financing for the acquisition of subsidiaries during the prior year.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date: inadequate segregation of duties.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)

Filed herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David Chen	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)	May 20, 2022
David Chen
/s/ Peter Yaugh Chen	Chief Financial Officer and Director (Principal Financial Officer)	May 20, 2022
Peter Yaugh Chen

