Form 10-Q
period 2022-06-30
808 RENEWABLE ENERGY CORP
filed 2022-08-22
CIK 1467913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2022, the Company had 1,395,221,422 outstanding shares of its common stock, par value $0.00001.

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

2

3

808 RENEWABLE ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

808 Renewable Energy Corporation and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash	$397,180	$484,230
Inventory	911,204	884,738
Receivables - other	819	-
Total current assets	1,309,203	1,368,968
Other assets
Goodwill	693,142	693,142
Furniture and Equipment, net of accumulated depreciation of $93,279 and $89,416, respectively	284,025	270,487
Intangible Assets, net of accumulated amortization of $34,100 and 31,000, respectively	71,636	74,736
Deposits	2,000	2,000
Total other assets	1,050,803	1,040,365
Total assets	$2,360,006	$2,409,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$-	$48,747
Credit Card Payable	40,608	-
Accrued liabilities	11,648	20,112
Accrued liabilities, related party	1,553,741	1,178,089
Loans payable	-	-
Loans payable, related party	-	82,155
Total current liabilities	1,605,997	1,329,103
Long-term liabilities
Note payable, related party	1,000,000	1,000,000
Note payable - EIDL	-	30,614
Note payable - PPP	-	37,830
Notes payable - Other	31,041	30,276
Total long-term liabilities	1,031,041	1,098,720
Total liabilities	2,637,038	2,427,823

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; 1,395,221,422 outstanding as of June 30, 2022 and December 31, 2021, respectively	13,952	13,952
Additional paid in capital	23,669,777	23,669,777
Accumulated deficit	(24,005,959)	(23,895,217)
Non-controlling interest	45,198	192,998
Total stockholders’ equity (deficit)	(277,032)	(18,490)

Total liabilities and stockholders’ equity	$2,360,006	$2,409,333

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2022	Predecessor Period Ended March 15, 2021	Successor Period Ended June 30, 2021	Total Period Ended June 30, 2021

Sales, net of allowances	$359,450	$230,491	$56,772	$287,263

Cost of Sales
Purchases	377,814	112,394	26,994	139,388
Labor	34,263	21,067	28,696	49,763
Freight and Shipping Costs	5,066	-	-	-
Total cost of sales	417,144	133,461	55,690	189,151
Gross profit (loss)	(57,694)	97,030	1,082	98,112

Operating expenses
Advertising	24,098
Amortization	3,100	1,550	264	1,814
Legal and professional fees	15,593	36,567	13,772	50,339
Rent	18,437	9,350	-	9,350
Research and development	670	-	-	-
Officer salaries	84,615	13,333	-	13,333
Payroll tax expense	12,370
Salaries and wages	24,714
General and administrative - other	38,099	22,794	26,898	49,692
Total operating expenses	221,697	83,594	40,934	124,528

Net Income (Loss) from operations	(279,391)	13,436	(39,852)	(26,416)

Other (expenses)
Interest, related party	(16,994)	(2,018)	(10,263)	(12,281)
Other income	37,843	11	-	11

Net Income (Loss) before income taxes	(258,543)	11,429	(50,115)	(38,687)

Income taxes	-	-	-	-

Net Income (Loss) before non-controlling interest	(258,543)	11,429	(50,115)	(38,687)

Less non-controlling interest	(147,801)	-	21,322	21,322

Net income (loss)	$(110,742)	$11,429	$(71,437)	$(60,009)

Net loss per common share
Basic and diluted	$ *	$ *	$ *	$ *

Weighted average number of common shares
Basic and diluted	1,395,221,422	-	952,599,454	952,599,454

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021

Sales, net of allowances		$218,391	17,589

Cost of Sales
Purchases		275,170	7,887
Labor		15,238	25,115
Freight and Shipping Costs		3,894	-
Total cost of sales		294,302	33,002
Gross loss		(75,911)	(15,413)

Operating expenses
Advertising		2,081	-
Amortization		1,550	-
Legal and professional fees		6,126	-
Rent		12,400	-
Research and development		200	-
Officer salaries		44,462	-
Payroll tax expense		5,347	-
Salaries and wages		10,000	-
General and administrative - other		20,040	8,111
Total operating expenses		102,206	8,111

Net Loss from operations		(178,117)	(23,524)

Other (expenses)
Interest, related party		(8,414)	(7,372)
Other income		-	-

Net Loss before income taxes		(186,531)	(30,896)

Income taxes		-	-

Net Loss before non-controlling interest		(186,531)	(30,896)

Less non-controlling interest		(122,093)	20,269

Net income (loss)		$(64,438)	(51,165)

Net loss per common share
Basic and diluted	$	*	*

Weighted average number of common shares
Basic and diluted		1,395,221,422	1,395,221,422

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Condensed Consolidated Statement of Stockholders’ Equity

										Total
	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Stockholders’
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
BALANCES, December 31, 2021	-	-	-	-	1,395,221,422	13,952	23,669,777	(23,895,217)	192,998	(18,490)
Net loss for the period	-	-	-	-		-	-	(110,742)	(147,801)	(258,543)
BALANCES, June 30, 2022	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(24,005,959)	$45,198	$(277,032)

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

OPERATING ACTIVITIES
Net loss from continuing operations attributable to common stockholders	$(258,542)	$(37,326)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation & Amortization	6,963	1,814
Forgiveness of PPP Loan	(37,380)
Changes in:
Inventory	(26,466)
Loans to Employees	(820)
Accounts Payable	(48,747)	-
Credit Cards Payable	40,608
Accrued liabilities	(8,464)
Accrued liabilities, related party	-	10,027

Net cash (used by) operating activities	(333,298)	(25,485)

INVESTING ACTIVITIES
Purchase of assets	(17,400)
Purchase of assets - Molds
Purchase of subsidiary, net of working capital		(306,858)
Net cash used in investing activities	(17,400)	(306,858)

FINANCING ACTIVITIES
Sale of common shares		80,000
Repurchase of common shares		(73,814)
Net Payments for EIDL	(30,614)

Net disbursements on notes payable	765
Investment in Silverlight Electric Vehicles
Loans from related party, net of repayment	293,497	1,019,980
Net cash provided by financing activities	263,648	1,026,166

NET CHANGE IN CASH	(87,050)	693,823

CASH, Beginning	484,230	-

CASH, Ending	$397,180	$693,823

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and History

On May 13, 2009, 808 Renewable Energy Corporation, (the “Company”), was incorporated in Nevada as Tri-Energy, Inc. for the purpose of acquiring and managing renewable energy products.

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

For the six months ended June 30, 2022 inventory cost was adjusted in order to match the cost of goods sold with the corresponding revenue.

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

The Company’s deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2022 and December 31, 2021 there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the six and twelve months ended June 30, 2022 and December 31, 2021.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through June 30, 2022, the Company has not been involved in any unconsolidated SPE transactions.

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

The Company measured the financial or non-financial assets and liabilities at June 30, 2021 as there was a significant acquisition at March 15, 2021 within the valuation hierarchy during the twelve months ended December 31, 2021. As such, there was no impairment recorded during the twelve months ended December 31, 2021 or the 6 months ended June 30, 2022

Note 4 – Significant Acquisition

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

Due to Related Party

On March 1, 2021, the Company’s majority shareholder loaned the Company $1,000,000 in order for the Company to acquire a 55% percent membership interest in SilverLight Aviation LLC in exchange for the Company issuing an unsecured promissory note at the rate of three percent (3%) per annum with all unpaid and accrued principal and interest due in full on March 1, 2023. At June 30, 2022, the Company owes $1,000,000 in principal plus accrued interest of $40,000.

During the six months ended June 30, 2022, a shareholder and officer/director of the Company loaned $299,008 to the Company. On June 30, 2022, the Company owed the shareholder $1,344,287.

During the six months ended June 30, 2022, an officer/director of the Company loaned $14,489 to the Company. On June 30, 2022, the Company owed the officer/director $97,298,779.

During the six months ended June 30, 2022, a shareholder and officer of the Company loaned $15,000 to the Company. On June 30, 2022, the Company owed the shareholder and officer $67,905.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s capital stock at June 30, 2022 and December 31, 2021 consists of 20,000,000 authorized shares of $0.00001 and $0.001 par value preferred stock, respectively.

Series D Convertible

On September 29, 2014, the Board of Directors established the Series D Preferred Stock, consisting of 8,000,000 shares with no par value. The Series D Preferred Stock shareholders are entitled to receive cumulative quarterly dividends at the rate of $0.15 per share per annum and will share in any liquidation, or dissolution, preference to any other distribution to the holders of common shares, an amount equal to $1.25 for each outstanding share. The holders of the Series D Preferred Stock shall have the right to convert, at their option, 24 months after the date of issuance, into common shares at a price equivalent to 40% of the Company’s average market price for ten trading days prior to conversion. The Series D Preferred Stock will automatically convert to common stock upon the earlier of (i) 24 months from the purchase date or (ii) the date specified by written consent or agreement of the holders of a majority of the outstanding shares of Series D Preferred Stock. At June 30, 2022 there are no shares of Series D Preferred Stock issued and outstanding.

Series F Convertible

On November 14, 2018, the Board of Directors established the Series F Preferred Stock, consisting of 1,500,000 shares with a par value of $0.001 per share. The Series F Preferred Stock shareholders shall have the right, at their option, at any time at the date of issuance, into common shares of the Company equal to 0.00006% of the total issued and outstanding share of common stock of the Company upon conversion, the number of common shares to be issued shall represent the same percentage of the issued and outstanding shares of common stock that the Series F Preferred Stockholder had prior to conversion. At June 30, 2022, there are no shares of Series F Preferred Stock issued and outstanding.

Common Stock

The Company’s capital stock at June 30, 2022 consists of 2,500,000,000 authorized shares of $0.00001 and $0.001 par value common stock and there are a total of 1,395,221,422 shares of issued and outstanding, respectively. There were no shares issued and outstanding as of December 31, 2021 for SLA, LLC

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

808 Renewable Energy Corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a general aviation and electric vehicle manufacturer and distributor, and our current product lines are AR-1 gyrocopter and electric reverse-trike vehicles, under the name Silverlight Aviation, LLC and Silverlight Electric Vehicles.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021

Revenue. For the three months ended June 30, 2022, we generated revenues of $218,391 as compared to $17,589 for the three months ended June 30, 2021. The increase in the three month period was mainly due to the acquisition of the gyrocopter division.

Operating Expenses. For the three months ended June 30, 2022 expenses were $102,206. An increase of $94,095 from June 30, 2021 expenses of $8,111. The increase was mainly due to increase in freight, parts, facility, and costs of the gyrocopter division.

Other Income. There is no other income for the three months ended June 30, 2021, and there is no other income for the three months ended June 30, 2022.

Net Income (Loss). The Company’s net loss for the three month ended June 30, 2022 of $(178,117), and June 30, 2021 of $(23,524). The increase of net loss of $(154,593) was primarily due to the costs of setting up the sales, operations and manufacturing and facilities for the gyrocopter division.

Comparison of the Six Months Ended June 30, 2022 with the Six Months Ended June 30, 2021

Revenue. For the six months ended June 30, 2022, we generated revenues of $359,450 as compared to $287,263 for the six months ended June 30, 2021. The increase in revenue for the six month period of $72,187 was due to the increase of sales distributors, and varieties of models that were presented to the market for purchase.

Operating Expenses. For the six months ended June 30, 2022, operating expenses increased from $124,528 for the six months ended June 30, 2021, to $221,697. The increase was primarily due to the acquisition of the gyrocopter division.

Other Income. For the six months ended June 30, 2021, other income was $11, compared to other income of $37,842 for the six months ended June 30, 2022. The increase in Other Income of $37, 831 was due to forgiveness of the PPP loan held by SLA.

Net Income (Loss). The Company’s net loss was $(279,390) compared to the net loss of $24,416 for the six months ended June 30, 2022 and 2021, respectively. The net loss was mainly due to a reduction of sales and increase in operational and marketing expenses.

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

The Company had $397,180 in cash as of June 30, 2022. The Company has negative working capital of approximately $296,793, and total stockholders’ deficit of $(277,032) as of June 30, 2022. As of June 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $333,298 for the six months ended June 30, 2022, and $25,485 for the six months ended June 30, 2021, an increase of $307,813 primarily as a result of the higher net loss for the period from operations.

Investing Activities

Cash used in investing activities – Net cash used in investing activities was ($17,400) for the six months ended June 30, 2022 and ($306,858) for the six months ended June 30, 2021. The decrease in net cash used in investing activities was due to the purchase of subsidiaries in prior period that did not recur in the period ended June 30, 2022.

Financing Activities

Cash provided by financing activities – During the six months ended June 30, 2022, our net cash provided by financing activities was $263,648 as compared to net cash provided of $1,026,166 for the six months ended June 30, 2021 primarily as a result of financing for the acquisition of subsidiaries during the prior year.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended June 30, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Signature	Title	Date

/s/ David Chen	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)	August 22, 2022
David Chen
/s/ Peter Yaugh Chen	Chief Financial Officer and Director (Principal Financial Officer)	August 22, 2022
Peter Yaugh Chen

