Form 10-Q
period 2022-09-30
808 RENEWABLE ENERGY CORP
filed 2022-11-21
CIK 1467913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

Commission File No. 000-56313

808 Renewable Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	80-0651522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 850 Tidewater Shores Loop, Suite 402

Bradenton, Florida

(Address of principal executive offices)

Phone: (631) 397-1111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2022, the Company had 1,395,221,422 outstanding shares of its common stock, par value $0.00001.

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

3

808 RENEWABLE ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

808 Renewable Energy Corporation and Subsidiary
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash	$164,593	$481,410
Accounts Receivable	-	-
Inventory	877,310	884,738
Loans to Employees	1,200	-
Total current assets	1,043,103	1,366,148
Other assets
Goodwill	693,141	693,142
Property, Plant and Equipment, net of accumulated depreciation of $95,442 and $89,058, respectively	289,441	175,487
Intangible Assets, net of accumulated amortization of $35,650 and $31,000, respectively	70,086	74,736
Deposits	2,000	2,000
Total other assets	1,054,669	945,365
Total assets	$2,097,772	$2,311,513

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$-	$927
Credit Card Payable	45,571	17,104
Accrued liabilities	9,061	3,008
Liabilities, related party	1,557,899	1,210,245
Loans payable	-	-
Loans payable, related party	-	-
Total current liabilities	1,612,531	1,231,284
Long-term liabilities
Note payable, related party	1,000,000	1,000,000
Note payable - EIDL	-	30,614
Note payable - PPP	-	37,830
Notes payable - Other	31,430	30,276
Total long-term liabilities	1,031,430	1,098,720
Total liabilities	2,643,961	2,330,004

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common Stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; 1,395,221,422 outstanding as of September 30, 2022 and December 31, 2021, respectively	13,952	13,952
Additional paid in capital	23,669,777	23,669,777
Accumulated deficit	(24,200,106)	(23,895,217)
Non-controlling interest	(29,812)	192,997
Total stockholders' equity (deficit)	(546,190)	(18,491)

Total liabilities and stockholders' equity	$2,097,772	$2,311,513

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Operations

	Nine Months Ended	Predecessor Period Ended		Successor Period Ended	Total Period Ended
	September 30, 2022	March 15, 2021		September 30, 2021	September 30, 2021

Sales, net of allowances	$402,483	$230,491		$137,193	$367,684

Cost of Sales
Purchases	535,862	112,394		75,555	187,949
Labor	51,335	21,067		39,152	60,219
Freight and Shipping Costs	5,526	-		7,737	7,737
Total cost of sales	592,722	133,461		122,444	255,905
Gross profit	(190,239)	97,030		14,749	111,779

Operating expenses
Advertising	24,683	-		9,043	9,043
Amortization	4,650	1,550		1,815	3,365
Automobile and Truck Expense	3,206	36,567		(34,812)	1,755
Commissions	3,110	-		5,500	5,500
Consulting	5,000	-		9,061	9,061
Depreciation Expense	6,026	-		1	1
Dues and Subscriptions	11,957	-		208	208
Fuel	2,425	-		1,184	1,184
Legal and professional fees	22,410	-		31,044	31,044
Meals and Entertainment	2,065	-		915	915
Office Expense	15,757	-		12,561	12,561
Office Salaries and Wages	37,961	-		-	-
Officer Salaries	100,962	13,333		66,376	79,709
Payroll Tax Expense	15,743	-		13,365	13,365
Rent	77,587	9,350		10,340	19,690
Travel Expense	4,978	-		120	120
Utilities	2,614	-		1,740	1,740
General and administrative - other	8,456	22,794		34,198	56,992
Total operating expenses	349,588	83,594		162,658	246,252

Net Income (Loss) from operations	(539,827)	13,436		(147,909)	(134,473)

Other (expenses)
Interest Expense	(25,716)	(2,018)		(19,016)	(21,034)
Other income	37,843	11		37,933	37,944

Net Income (Loss) before income taxes	(527,700)	11,429		(128,992)	(117,563)

Income taxes	-	-		-	-

Net Income (Loss) before non-controlling interest	(527,700)	11,429		(128,992)	(117,563)

Less non-controlling interest	(222,811)	-		(20,745)	(20,745)

Net income (loss)	$(304,889)	$11,429		$(108,247)	$(96,818)

Net loss per common share
Basic and diluted	$- *	$-	*	$- *	$- *

Weighted average number of common shares
Basic and diluted	1,395,221,422	-		1,195,471,423	1,195,471,423

* less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Sales, net of allowances	$43,033	$80,420

Cost of Sales
Purchases	63,048	55,490
Labor	17,072	10,455
Freight and Shipping Costs	459	808
Total cost of sales	80,579	66,753
Gross profit	(37,545)	13,667

Operating expenses
Advertising	585	1,635
Amortization	1,550	1,551
Automobile and Truck Expense	493	-
Commissions	-	-
Consulting	-	9,061
Depreciation Expense	2,163	1
Dues and Subscriptions	11,957	-
Fuel	445	327
Legal and professional fees	6,817	267
Meals and Entertainment	160	543
Office Expense	5,221	8,904
Office Salaries and Wages	13,246	-
Officer Salaries	16,346	50,776
Payroll Tax Expense	3,373	7,039
Rent	59,150	5,900
Travel Expense	2,496	-
Utilities	947	600
General and administrative - other	2,942	19,812
Total operating expenses	127,892	106,415

Net Income (Loss) from operations	(165,437)	(92,748)

Other (expenses)
Interest Expense	(8,721)	(8,810)
Other income	0	-

Net Income (Loss) before income taxes	(174,158)	(101,558)

Income taxes	-	-

Net Income (Loss) before non-controlling interest	(174,158)	(101,558)

Less non-controlling interest	(75,010)	(42,068)

Net income (loss)	$(99,148)	$(59,490)

Net loss per common share
Basic and diluted	$- *	$- *

Weighted average number of common shares
Basic and diluted	1,395,221,422	1,395,221,422

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statement of Stockholders' Equity

	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Total Stockholders'
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
BALANCES, December 31, 2021	-	-	-	-	1,395,221,422	13,952	23,669,777	(23,895,217)	192,997	(18,491)
Net loss for the period	-	-	-	-	-	-	-	(304,889)	(222,811)	(527,700)
BALANCES, September 30, 2022	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(24,200,106)	$(29,812)	$(546,190)

										Total
	Preferred Stock Series D		Preferred Stock Series F		Common Stock		Additional		Non-	Stockholders'
	No Par Value		$0.001 Par Value		$0.00001 Par Value		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
Balances December 31, 2020	-	$-	-	$-	196,721,427	$196,721	$23,480,822	$(23,681,221)	$-	$(3,678)
Change par value of common shares	-	-	-	-	-	(194,754)	194,754	-	-	-
Repurchase of common shares	-	-	-	-	(96,500,005)	(965)	(72,849)	-	-	(73,814)
Sale of common shares	-	-	-	-	1,295,000,000	12,950	67,050	-	-	80,000
Non-controlling interest at time of acquisition of Silverlight Aviation LLC	-	-	-	-	-	-	-	-	251,066	251,066
Income (loss) for the period	-	-	-	-	-	-	-	(96,818)	(20,744)	(117,562)
BALANCES, September 30, 2021	-	$-	-	$-	1,395,221,422	$13,952	$2,669,777	$(23,778,039)	$230,322	$136,012

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to
common stockholders	$(527,700)	$(117,563)
Adjustments to reconcile net income
to net cash provided by (used in) operations:
Forgiveness of PPP debt	(37,830)
Inventory	7,428	(212,917)
Loans to Employees	(1,200)	1,181
Due from Related Parties	(2,040)
Accumulated Depreciation	6,026	1
Accumulated Amortization	4,650	3,100
Accounts Payable	(927)	(23,448)
Credit Cards Payable	28,467
Due to Related Parties	349,696	476,868
Payroll Taxes Payable	404
Accrued Payroll	5,650
Net cash provided by (used by) operating activities	(167,377)	127,223

INVESTING ACTIVITIES
Furniture and Equipment	(119,980)	(103,800)
Intangible Assets	-	(12,736)
Purchase of subsidiary, net of working capital	-	(308,603)
Net cash provided by (used by) investing activities	(119,980)	(425,139)

FINANCING ACTIVITIES
Notes Payable	1,154	(37,860)
EIDL Loan	(30,614)	-
Sale of common shares	-	80,000
Repurchase of common shares	-	(73,814)
Loans from related party, net of repayment	-	1,000,000
Net cash provided by financing activities	(29,459)	968,326

NET CHANGE IN CASH	(316,817)	670,410
CASH, Beginning	481,410	-
CASH, Ending	$164,593	$670,410

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$3,216	$5,265
Income taxes paid	$-	$-

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2022 and December 31, 2021 there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the nine and twelve months ended September 30, 2022 and December 31, 2021.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through September 30, 2022, the Company has not been involved in any unconsolidated SPE transactions.

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

Note 4 – Significant Acquisition

Effective March 15, 2021, the Company acquired fifty-five (55%) of the membership interests of SLA LLC. SLA LLC is a Florida private manufacturing and retail company of gyroplane kits. The acquisition was accounted for using the acquisition method in accordance with ASC 805.

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

Due to Related Party

On March 1, 2021, the Company’s majority shareholder loaned the Company $1,000,000 in order for the Company to acquire a 55% percent membership interest in Silverlight Aviation LLC in exchange for the Company issuing an unsecured promissory note at the rate of three percent (3%) per annum with all unpaid and accrued principal and interest due in full on March 1, 2023. At September 30, 2022, the Company owes $1,000,000 in principal plus accrued interest of $47,500.

During the nine months ended September 30, 2022, a shareholder/officer/director of the Company loaned $300,708 to the Company. On September 30, 2022, the Company owed the shareholder/officer/director $1,345,987.

During the nine months ended September 30, 2022, an officer/director of the Company loaned $17,847 to the Company. On September 30, 2022, the Company owed the officer/director $100,656.

During the nine months ended September 30, 2022, a shareholder/officer of SLA LLC loaned $3,600 to SLA LLC. On September 30, 2022, the Company owed the shareholder/officer $56,505.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s authorized shares of Preferred Stock at September 30, 2022 and December 31, 2021 consists of 20,000,000 authorized shares of $0.00001 and $0.001 par value preferred stock, respectively.

Series D Convertible

On September 29, 2014, the Board of Directors established the Series D Preferred Stock, consisting of 8,000,000 shares with no par value. The Series D Preferred Stock shareholders are entitled to receive cumulative quarterly dividends at the rate of $0.15 per share per annum and will share in any liquidation, or dissolution, preference to any other distribution to the holders of common shares, an amount equal to $1.25 for each outstanding share. The holders of the Series D Preferred Stock shall have the right to convert, at their option, 24 months after the date of issuance, into common shares at a price equivalent to 40% of the Company’s average market price for ten trading days prior to conversion. The Series D Preferred Stock will automatically convert to common stock upon the earlier of (i) 24 months from the purchase date or (ii) the date specified by written consent or agreement of the holders of a majority of the outstanding shares of Series D Preferred Stock. At September 30, 2022 there are no shares of Series D Preferred Stock issued and outstanding.

Series F Convertible

On November 14, 2018, the Board of Directors established the Series F Preferred Stock, consisting of 1,500,000 shares with a par value of $0.001 per share. The Series F Preferred Stock shareholders shall have the right, at their option, at any time at the date of issuance, into common shares of the Company equal to 0.00006% of the total issued and outstanding share of common stock of the Company upon conversion, the number of common shares to be issued shall represent the same percentage of the issued and outstanding shares of common stock that the Series F Preferred Stockholder had prior to conversion. At September 30, 2022, there are no shares of Series F Preferred Stock issued and outstanding.

Common Stock

The Company’s capital stock at September 30, 2022 and December 31, 2021 consists of 2,500,000,000 authorized shares of $0.00001 and $0.001 par value common stock, respectively, and there are a total of 1,395,221,422 and 1,395,221,422 shares of issued and outstanding, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

808 Renewable Energy Corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a general aviation and electric vehicle manufacturer and distributor, and our current product lines are AR-1 gyrocopter and electric reverse-trike vehicles, under the name Silverlight Aviation, LLC and Silverlight Electric Vehicle Inc.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

Revenue. For the three months ended September 30, 2022, we generated revenues of $43,033 as compared to $80,420 for the three months ended September 30, 2021. The decrease was mainly due to the lack of sales in the recession market.

Operating Expenses. For the three months ended September 30, 2022 operating expenses were $127,892 as compared to $106,415 for the three months ended September 30, 2021. The increase is due to the increased costs in parts and facilities of the gyrocopter division

Net Income (Loss) from Operations. The Company’s net loss for the three months ended September 30, 2022 was $(165,437) and for September 30, 2021 was $(92,748).  The increase in net loss was due to the increase of facilities cost and increase expenses in parts and freight.

Other Income. There is no other income for the three months ended September 30, 2022 and for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021

Revenue. For the nine months ended September 30, 2022 we generated revenues of $402,483 as compared to $367,684 for the nine months ended September 30, 2021. The increase in revenue was due to the increase of sales distributors, and varieties of models that were presented to the market for purchase.

Operating Expenses. For the nine months ended September 30, 2022 operating expenses were $349,588 as compared to $246,252 for the nine months ended September 30, 2021. The increase was primarily due to the acquisition of the gyrocopter division.

Net Income (Loss) from Operations. The Company’s net loss for the nine months ended September 30, 2022 was $(539,827) and for September 30, 2021 was $(134,473). The increase of the net loss was primarily due to a reduction of sales and increase in operational and marketing expenses.

Other Income. For the nine months ended September 30, 2022 other income was $37,843 as compared to $37,944 for the nine months ended September 2021. The decrease in other income of $101 was primarily due to variations in forgiveness of PPP loans held by SLA.

Liquidity and Capital Resources

We are an early-stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2022 the Company had cash of $164,593, negative working capital of $569,428 and a total stockholders’ deficit of $(546,190). The Company has yet to achieve profitable operations and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. The Company has no committed external source of funds and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increase revenue through sales of Company services and or products or through financing activities as mentioned above.

Operating Activities

Cash provided by (used) in operating activities – Net cash used in operating activities was $(129,547) for the nine months ended September 30, 2022, and $127,223 for the nine months ended September 30, 2021.  The increase is primarily due to the higher net loss for the period from operations.

Investing Activities

Cash provided by (used) in investing activities – Net cash used in investing activities was $(119,980) for the nine months ended September 30, 2022 and ($425,139) for the nine months ended September 30, 2021. The decrease in net cash used in investing activities was due to the purchase of subsidiaries in the prior period that did not recur in the period ended September 30, 2022.

Financing Activities

Cash provided by (used) financing activities – During the nine months ended September 30, 2022, our net cash used by financing activities was $(67,289) as compared to net cash provided of $968,326 for the nine months ended September 30, 2021.  This is primarily as a result of financing for the acquisition of subsidiaries during the prior year.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended September 30, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President, CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Signature	Title	Date

/s/ David Chen	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)	November 21, 2022
David Chen
/s/ Peter Yaugh Chen	Chief Financial Officer and Director (Principal Financial Officer)	November 21, 2022
Peter Yaugh Chen

