Form 10-K
period 2022-12-31
808 RENEWABLE ENERGY CORP
filed 2023-04-14
CIK 1467913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the common equity, as of the last business day of the registrants most recently completed fiscal quarter was $8,017,714.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 10, 2023, the Company had 1,395,221,422 outstanding shares of its common stock, par value $0.00001.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “should,” “could,” “would,” “potential,” or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

SLA, LLC started in February 2012 as a light aircraft engineering consulting company facilitating and managing compliance projects at the technical level for various light aircraft manufacturers. In 2015, it changed operations to design and manufacture a light experimental gyroplane kit to fit FAA allowed regulations for gyroplanes. In such an effort, it acquired the rights to a design for a two-seat tandem gyroplane which was used as a basis to develop the AR-1 gyroplane. To date SLA LLC has sold 53 gyroplanes, 48 of them as AR-1 kits.

Inventory consists of CNC machined parts, raw materials like metal tubing, composite materials, resins, and hardware. SLA LLC maintains a hangar at the Zephyrhills Airport. At this facility we have the capacity to produce 12 gyroplane kits per year. Sales have traditionally averaged approximately 10 per year, with sales expected to be lower for 2023, due to inflation and rising interest rates. We manufacture kits for gyroplanes that are not put together, but rather we manufacture parts and assemblies used in the gyroplanes but they do not get put together by us but by our customers who are considered the “builders” of the gyroplanes by the FAA as they do 51% of the work on the aircraft.

SLA LLC is also in the process of designing a brand-new Side-by-Side four-seater VTOL (vertical take-off & landing) model, it is scheduled to be completed within the next two years and certified under the FAA Experimental Type Certificate program. We anticipate our manufacturing capacity to be approximately 15 to 20 units a year depending on options and configuration. We anticipate commencing production for a side gyroplane in July 2024.

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

Gyroplane Stowing & Hauling

Gyroplanes are compact aircraft that can easily be stowed in a relatively small space, in a hangar or garage. Gyroplanes take up much less space than any aircraft with wings and can be easily transported in a trailer.

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

Our entry-level Orca series, with option of a 250 cc ICE engine, or a 15 KW ( Peak of 30 KW ) pure electric powertrain ( Plug-In EV ).

The Dagger Series and Arrow Series models are not yet being sold. We have commenced marketing on our Orca Series.

 Silverlight Electric Vehicle will be managing the sales and marketing of the electric vehicles. The manufacturing will be under 808 Renewable Energy Corp.

The company plans on selling our vehicles through the company website and reseller agents. We have received our WMI (World Manufacturer Identification ), and we are working on our Florida DMV Manufacturer License at the moment too. Once acquired, we will have the capability to issue our VIN numbers, and start selling our new reverse-trike products. SilverLight Electric Vehicle Inc. has received its NHTSA (National Highway and Transportation Safety Administration Manufacturer Identification) number. This NHTSA number enables the company to issue VIN’s (Vehicle identification Number) for the sales of its electric reverse-trike products.

In addition, we hope to finalize our powertrain testing of two entry models - a convertible roadster model and a gull-wing fully enclosed cabin model. We expect the powertrain system will deliver up to 45 KW (60 HP) of peak output, up to 150 miles per charge with its 15 Kwh and 20 Kwh lithium-ion battery packs.

Government Regulation

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes. Such regulations vary widely by country, by product type and by usage. Our products and intended products are principally impacted by United States laws and regulations, but also by requirements in our potential export markets. As our products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category. Developmental flight testing of our aircraft is carried out under exemption rules covering experimental aircraft. The following section reviews the principal regulations applicable to each category of our activities in the United States. Our gyroplanes are subject to the Federal Aviation Administration (“FAA”) - LSA (Light Sports Aircraft) classification. We are classified as “Experimental Amateur Built” and are not required to obtain certifications other than maintaining our general business registration. As we manufacture the kits (parts and assemblies) for gyroplanes that are not put together, but rather are put together by our customers who are considered the “builders” of the gyroplanes by the FAA.

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

Employees

Currently we and our subsidiaries employ about 10 individuals. These individuals consist of management, assembly, sales and support staff. Some of these individuals are employed through outside sourcing companies.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the following, to our knowledge we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us: The Company recently learned that it was named as a defendant in a complaint (the “Complaint”) filed by the SEC in November 2016. The Complaint alleges that certain individuals who served as officers, directors and or advisors to the Company on or before that time had engaged in fraudulent and unregistered offer and sale of securities. Current management was not involved with the Company at the time of the filing of the Complaint and only recently learned of the existence of the Complaint. It appears that the individuals named in the Complaint appeared on their individual behalf, but no one appeared on behalf of the Company. There has not been a default judgment issued against the Company. The Company believes that it is not responsible for the allegations in the Complaint and recently retained counsel to investigate this matter and is attempting to resolve with the SEC. There is no guarantee that the Company will be able to resolve this matter without going to trial, and if it does go to trial whether the Company will successfully defend the against the allegations in the Complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

The Common Stock of the Company is currently trading on the Pink Sheets under the symbol “RNWR.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction. The following information reflects the high and low bid prices of the Company’s common stock on the Pink Sheets for the last two fiscal years ended December 31, 2021 and December 31, 2022:

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$0.7699	$0.0181
Second Quarter	$0.3565	$0.1000
Third Quarter	$0.2000	$0.1540
Fourth Quarter	$0.2000	$0.1100

Fiscal year ended December 31, 2022:
First Quarter	$0.07	$0.187
Second Quarter	$0.055	$0.14
Third Quarter	$0.05	$0.09
Fourth Quarter	$0.032	$0.10

Holders

As of December 31, 2022, there were 1,395,221,422 shares of common stock outstanding, which were held by approximately 525 record holders.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

To continue operations for the next 12 months we will have a cash need of approximately $500,000. The Company expects to fulfill our cash needs through revenue. Should this not be sufficient we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Results from Operations – For the year ended December 31, 2022 as compared to December 31, 2021

The following discussion reflects consolidated financial statements for the year ended December 31, 2022 as compared to the consolidated financial statements for the year ended December 31, 2021.

Revenue

The Company had sales of $424,462 for the year ended December 31, 2022 and $608,524 for the year ended December 31, 2021. The decrease is primarily due to fewer gyrocopter sales during the year ended December 31, 2022.

Operating Expenses

The Company had operating expenses of $422,325 for the year ended December 31, 2022 and $429,839 for the year ended December 31, 2021.

Loss From Operations

As a result of the foregoing, loss from operations was $683,690 for the year ended December 31, 2022 and $280,194 for the year ended December 31, 2021. The increase in our overall loss from operations was a result of an increase in the cost of goods sold, specifically an increase in purchases.

Net Income (Loss)

The Company had a net loss of $404,926 for the year ended December 31, 2022 and $213,996 for the year ended December 31, 2021. The decrease is primarily due to an increase in cost of goods sold.

Liquidity and Capital Resources

As of December 31, 2022 and 2021 the Company had $1,999,941 and $2,409,333 in total assets respectively.

As of December 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Net Cash Used in Operating Activities

For the year ended December 31, 2022 $718,467 net cash used in operating activities was primarily due to a loss from continued operations financed by loans from related parties. For the year ended December 31, 2021 $1,118,976 net cash used in operations was primarily due to a loss from continued operations and a large increase in inventory during 2021.

Net Cash Used by Investing Activities

For the year ended December 31, 2022 net cash used by investing activities was $25,339 as compared to $657,594. The decrease was due to the purchase of a subsidiary, net of working capital of $306,858 and purchase of assets and molds of $350,736 during the year ended December 31, 2021.

Net Cash Provided by Financing Activities

For the year ended December 31, 2022 net cash used by financing activities was $316,252 compared to $2,260,800 provided by financing activities for the year ended December 31, 2021.  The change was due to the investment by the Company in the year 2021 financed by related party loans.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $1,999,941 in total assets, consisting of $877,310 in inventory, $693,141 in goodwill, $68,536 in intangible assets, and $287,278 in property plant and equipment. The Company had total liabilities of $2,699,034 as of December 31, 2022.

As of December 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Our cash flows for the period ended December 31, 2022 and 2021 are summarized below:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2022	December 31, 2021

Net cash provided by (used by) operating activities	(718,468)	(1,118,976)
Net cash provided by (used by) investing activities	(25,339)	(657,594)
Net cash provided by financing activities	316,252	2,260,800
NET CHANGE IN CASH	(427,555)	484,230
CASH, Beginning	484,230	-
CASH, Ending	$56,675	$484,230

Advances from Officer

During the year ended December 31, 2022, an Officer loaned the company $9,545 to pay operating expenses.

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

Item 8. Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

808 Renewable Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 808 Renewable Energy Corporation (the Company) as of December 31, 2022 and 2021, respectively, and the related statements of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, respectively, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $24,300,143.  For the year ended December 31, 2022, the Company had a net loss of $680,603. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, Colorado April 14, 2023 PCAOB# 6778

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

808 Renewable Energy Corporation and Subsidiary

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$56,675	$481,410
Accounts Receivable	-	-
Inventory	877,310	884,738
Receivables, related parties	15,000	-
Total current assets	948,985	1,366,148
Other assets
Goodwill	693,142	693,142
Property, Plant and Equipment, net of accumulated depreciation of $97,606 and $89,058, respectively	287,278	270,487
Intangible Assets, net of accumulated amortization of $37,200 and $31,000, respectively	68,536	74,736
Deposits	2,000	2,000
Total other assets	1,050,955	1,040,365
Total assets	$1,999,941	$2,409,333

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$19,385	$48,747
Credit Card Payable	39,606	17,104
Payroll Taxes Payable	2,658	-
Accrued liabilities	0	3,008
Liabilities, related party	1,605,560	1,178,089
Loans payable, related party	-	82,155
Total current liabilities	1,667,209	1,329,103
Long-term liabilities
Note payable, related party	1,000,000	1,000,000
Note payable - EIDL	-	30,614
Note payable - PPP	-	37,830
Notes payable - Other	31,825	30,276
Total long-term liabilities	1,031,825	1,098,720
Total liabilities	$2,699,034	$2,427,823

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 and $0.001 par value, respectively; 20,000,000 shares
authorized; none issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.00001 par value and $0.001 par value, respectively; 2,500,000,000 shares authorized; 1,395,221,422 outstanding as of December 31, 2022 and
December 31, 2021, respectively	13,952	13,952
Additional paid in capital	23,669,777	23,669,777
Accumulated deficit	(24,300,143)	(23,895,217)
Non-controlling interest	(82,679)	192,998
Total stockholders' equity (deficit)	(699,093)	(18,490)

Total liabilities and stockholders' equity	$1,999,941	$2,409,333

 The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Consolidated Statements of Operations

	Twelve Months Ended	Predecessor Period Ended	Successor Period Ended	Total Period Ended
	December 31, 2022	March 15, 2021	December 31, 2021	December 31, 2021

Sales, net of allowances	$424,462	$230,491	$378,033	$608,524

Cost of Sales
Purchases	616,005	112,394	242,065	354,459
Labor	61,882	21,067	70,071	91,138
Freight and Shipping Costs	7,940	-	13,283	13,283
Total cost of sales	685,827	133,461	325,419	458,880
Gross profit	(261,365)	97,030	52,615	149,645

Operating expenses
Advertising	31,956	-	27,150	27,150
Amortization	6,200	1,550	3,364	4,914
Automobile and Truck Expense	3,206	36,567	(33,774)	2,793
Bank Charges	6,541	-	3,934	3,934
Commissions	3,110	-	5,500	5,500
Consulting	5,000	-	11,660	11,660
Depreciation Expense	8,189	-	359	359
Dues and Subscriptions	11,957	-	833	833
Fuel	2,770	-	1,904	1,904
Legal and professional fees	40,410	-	62,653	62,653
Meals and Entertainment	2,065	-	1,672	1,672
Office Expense	18,194	-	16,954	16,954
Office Salaries and Wages	46,543	-	9,833	9,833
Officer Salaries	114,038	13,333	118,068	131,401
Payroll Tax Expense	18,074	-	15,725	15,725
Rent	86,737	9,350	22,740	32,090
Travel Expense	5,561	-	596	596
Utilities	3,788	-	2,340	2,340
General and administrative - other	7,986	22,794	74,734	97,528
Total operating expenses	422,325	83,594	346,245	429,839

Net Income (Loss) from operations	(683,690)	13,436	(293,630)	(280,194)

Other (expenses)
Interest Expense	(34,756)	(2,018)	(27,854)	(29,872)
Other income	37,843	11	37,991	38,002

Net Income (Loss) before income taxes	(680,603)	11,429	(283,493)	(272,064)

Income taxes	-	-	-	-

Net Income (Loss) before non-controlling interest	(680,603)	11,429	(283,493)	(272,064)

Less non-controlling interest	(275,677)	-	(58,068)	(58,068)

Net income (loss)	$(404,926)	$11,429	$(225,425)	$(213,996)

Net loss per common share
Basic and diluted	$ *	$ *	$ *	$ *

Weighted average number of common shares
Basic and diluted	1,395,221,422	-	1,245,408,923	1,245,408,923

* Net loss is less than $0.01 per share.

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Consolidated Statement of Stockholders' Equity

	Preferred Stock Series D No Par Value		Preferred Stock Series F $0.001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
BALANCES, December 31, 2021	-	-	-	-	1,395,221,422	13,952	23,669,777	(23,895,217)	192,998	(18,490)
Net loss for the period	-	-	-	-	-	-	-	(404,926)	(275,677)	(680,603)
BALANCES, December 31, 2022	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(24,300,143)	$(82,679)	$(699,093)

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Consolidated Statement of Stockholders' Equity

	Preferred Stock Series D No Par Value		Preferred Stock Series F $0.001 Par Value		Common Stock $0.00001 Par Value		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Interest	(deficit)
Balances, December 31, 2020	-	$-	-	$-	196,721,427	$196,721	$23,480,822	$(23,681,221)	$-	$(3,678)
Change par value of common shares	-	-	-	-	-	(194,754)	194,754	-	-	-
Repurchase of common shares	-	-	-	-	(96,500,005)	(965)	(72,849)	-	-	(73,814)
Sale of common shares	-	-	-	-	1,295,000,000	12,950	67,050	-	-	80,000
Non-controlling interest at time of acquisition of Silverlight Aviation LLC	-	-	-	-	-	-	-	-	251,066	251,066
Income (loss) for the period	-	-	-	-	-	-	-	(213,996)	(58,068)	(272,064)
BALANCES, December 31, 2021	-	$-	-	$-	1,395,221,422	$13,952	$23,669,777	$(23,895,217)	$192,998	$(18,490)

The accompanying notes are an integral part of these financial statements.

808 Renewable Energy Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Twelve Months Ended	Twelve Months Ended
	December 31, 2022	December 31, 2021

OPERATING ACTIVITIES
Net income (loss) from continuing operations attributable to
common stockholders	$(680,603)	$(213,996)
Adjustments to reconcile net income
to net cash provided by operations:
Amortization	14,748	24,163
Forgiveness of PPP Loan	(37,830)	(37,673)
Non-Controlling interest	-	(58,068)
Changes in:
Inventory	7,428	(859,738)
Accounts Receivable	(15,000)	2,382
Accounts payable	(26,705)	48,747
Accrued liabilities, related party	19,494	(24,793)
Net cash provided by (used by) operating activities	(718,468)	(1,118,976)

INVESTING ACTIVITIES
Purchase of assets	(25,339)	(200,736)
Purchase of assets – Molds	-	(150,000)
Purchase of subsidiary, net of working capital	-	(308,603)
Net cash provided by (used by) investing activities	(25,339)	(657,594)

FINANCING ACTIVITIES
Notes Payable	1,550	-
EIDL Loan	(30,614)	891
PPP Loan	-	30,276
Sale of common shares	-	80,000
Repurchase of common shares	-	(73,814)
Loans from related party, net of repayment	345,316	2,223,447
Net cash provided by financing activities	316,252	2,260,800

NET CHANGE IN CASH	(427,555)	484,230
CASH, Beginning	484,230	-
CASH, Ending	$56,675	$484,230

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$3,216	$6,547
Income taxes paid	$-	$-
NON-CASH DISCLOSURES
Forgiveness of PPP Loan	37,830	37,673

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

On March 15, 2021, the Company acquired fifty-five percent (55%) of the membership interests in SilverLight Aviation LLC (“SLA LLC”), a Florida limited liability company, that has been in business for approximately ten years and specializes in the design, manufacture and sale of gyroplane kits to the general public throughout the United States. See Note 4 – Significant Acquisition.

On May 3, 2021 the Company acquired certain assets in the Trike field from Atelier de Motelage RB, Inc. in exchange for an aggregate of One Hundred Ninety Five Thousand ($195,000) Dollars.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying balance sheet as of December 31, 2022 and 2021 and the income statement, statement of stockholders’ equity and the statement of cash flows for the twelve months ended December 31, 2022 and 2021 include the accounts of 808 Renewable Energy Corporation, its fifty-five (55%) percent owned subsidiary, SLA LLC and its fifty-one (51%) percent owned subsidiary, SLEV. All intercompany balances have been eliminated during consolidation.

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

For the twelve months ended December 31, 2022 inventory cost was adjusted in order to match the cost of goods sold with the corresponding revenue.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2022, and December 31, 2021, there were no uncertain tax positions that required accrual.

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

Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s had no potentially dilutive securities issued as of and during the twelve months ended December 31, 2022 and 2021.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For the period through December 31, 2022, the Company has not been involved in any unconsolidated SPE transactions.

Going Concern

The Company has accumulated losses of $24,300,143 at December 31, 2022 and has incurred losses from operations since inception and had a net loss of $680,603 for the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing, and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

The Company measured the financial or non-financial assets and liabilities at December 31, 2022 as there was a significant acquisition at March 15, 2021 within the valuation hierarchy during the twelve months ended December 31, 2021. As such, there was no impairment recorded during the twelve months ended December 31, 2021 and December 31, 2022 respectively.

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

Due to Related Party

On March 1, 2021, the Company’s majority shareholder loaned the Company $1,000,000 in order for the Company to acquire a 55% percent membership interest in Silverlight Aviation LLC in exchange for the Company issuing an unsecured promissory note at the rate of three percent (3%) per annum with all unpaid and accrued principal and interest due in full on March 1, 2023. At December 31, 2022, the Company owes $1,000,000 in principal plus accrued interest of $55,000.

During the twelve months ended December 31, 2022, a shareholder/officer/director of the Company loaned $300,708 to the Company. At December 31, 2022, the Company owed the shareholder/officer/director $1,345,987.

During the twelve months ended December 31, 2022, an officer/director of the Company loaned $24,097 to the Company. On December 31, 2022, the Company owed the officer/director $106,906.i

During the twelve months ended December 31, 2022, a shareholder/officer of SLA LLC loaned $9,545 to SLA LLC. At December 31, 2022, the Company owed the shareholder/officer $62,450.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s capital stock at December 31, 2022 and December 31, 2021 consists of 20,000,000 authorized shares of $0.00001 and $0.001 par value preferred stock, respectively.

Series D Convertible

On September 29, 2014, the Board of Directors established the Series D Preferred Stock, consisting of 8,000,000 shares with no par value. The Series D Preferred Stock shareholders are entitled to receive cumulative quarterly dividends at the rate of $0.15 per share per annum and will share in any liquidation, or dissolution, preference to any other distribution to the holders of common shares, an amount equal to $1.25 for each outstanding share. The holders of the Series D Preferred Stock shall have the right to convert, at their option, 24 months after the date of issuance, into common shares at a price equivalent to 40% of the Company’s average market price for ten trading days prior to conversion. The Series D Preferred Stock will automatically convert to common stock upon the earlier of (i) 24 months from the purchase date or (ii) the date specified by written consent or agreement of the holders of a majority of the outstanding shares of Series D Preferred Stock. At December 31, 2022 and, there are no shares of Series D Preferred Stock issued and outstanding.

Series F Convertible

On November 14, 2018, the Board of Directors established the Series F Preferred Stock, consisting of 1,500,000 shares with a par value of $0.001 per share. The Series F Preferred Stock shareholders shall have the right, at their option, at any time at the date of issuance, into common shares of the Company equal to 0.00006% of the total issued and outstanding share of common stock of the Company upon conversion, the number of common shares to be issued shall represent the same percentage of the issued and outstanding shares of common stock that the Series F Preferred Stockholder had prior to conversion. At December 31, 2022 and 2021, there are no shares of Series F Preferred Stock issued and outstanding.

Common Stock

The Company’s capital stock at December 31, 2022 consists of 2,500,000,000 authorized shares of $0.00001 and $0.001 par value common stock and there are a total of 1,395,221,422 shares of issued and outstanding, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

2)	inadequate segregation of duties consistent with control objectives .

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Position

David Chen	58	Chief Executive Officer, President and Chairman of the Board
Peter Yaugh Chen	53	Chief Financial Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for our fiscal years ended December 31, 2022 and December 31, 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2022.  In this prospectus, we refer to such officers as our “Named Executive Officers.”

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below. No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

David Chen, Chairman, CEO, President (1)	2022	$0	-	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen, CFO Director, (2)	2022	$-	--	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

William Bossung (3)	2022	$-	--	-	-	-	-	-	$0
	2021	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President February 11, 2021.
(2)	Peter Yaugh Chen was named Director and CFO February 11, 2021.
(3)	Mr. Bossung served as an officer and director of the Company until resignation on February 11, 2021.

Directors Compensation

During the fiscal years ended December 31, 2022 and December 31, 2021, our directors were not paid any compensation for serving as Directors of the Company.

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

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
David Chen (1)	1,295,000,000	92.8%
Peter Yaugh Chen	0	0
Officers and Directors as a Group (2 individuals)	1,295,000,000	92.8%

* Less than 1%.

(1)	Shares are held in the name American Software Capital Inc., and entity of which David Chen is the President.

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

As of December 31, 2022 David Chen, CEO and President of the Company, loaned the Company $1,345,987. The balance due of $1,345,987 as at December 31, 2022 is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.  At December 31, 2022 no demand for repayment has been made.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

Independent Directors

The Company has no independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2022	2021
Audit Fees	$12,000	$12,000
Audit Related Fees	9,000	9,000
Tax Fees	-	1,175
All Other Fees	-	-
Total Fees	$21,000	$22,175

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2022 or 2021.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2022 or 2021.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2022, and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

808 Renewable Energy Corporation

Dated: April 14, 2023	By:	/s/ David Chen
David Chen CEO/President/Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Chen	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)	April 14, 2023
David Chen
/s/ Peter Yaugh Chen	Chief Financial Officer and Director (Principal Financial Officer)	April 14, 2023
Peter Yaugh Chen

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

